Form 10-Q
period 2021-06-30
REST EZ Inc.
filed 2021-08-16
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2021

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number: 333-256498

REST EZ, INC.

(Name of Registrant in Its Charter)

Wyoming	82-4268982
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1398 W. Mason Hollow Dr.
Riverton, UT   84065
(Address of Principal Executive Offices)

(801) 300-2542
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒     Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 16, 2021, there were 20,000,000 shares of the registrant’s common stock outstanding.

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Form S-1/A, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and in in our Form S-1/A, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals, impacts and disruptions caused by the COVID-19 pandemic and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Rest EZ, Inc. and its predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REST EZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2021	2021
ASSETS
Current assets

Cash and cash equivalents	$11,740	$12,350
Deposits	165,000	80,150
Inventory	2,550	26,450
Total Current Assets	179,290	118,950

Total Assets	179,290	118,950

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Due to related party	133,061	133,061
Total current liabilities	133,061	133,061

Stockholders' equity (deficit)

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2021 and March 31, 2021	20,000	20,000
Additional paid-in capital	23,968	21,307
Retained Earnings	2,261	(55,418)
Total (deficiency in) stockholders' equity	46,229	(14,111)

Total liabilities and (deficiency in) stockholders' equity	$179,290	$118,950

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REST EZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2020

Revenue	$174,443	$-
Cost of goods sold	104,050	-
Gross profit	70,393	-

Operating expenses:
General and administrative	10,053	30

Total operating expenses	10,053	30

Net Operating Income (loss)	60,340	(30)

Other income (expense):
Interest expense	(2,661)	(2,660)
Total other expense	(2,661)	(2,660)

Income (loss) before provision for income taxes	57,679	(2,690)

Provision for income taxes	-	-

Net income (loss)	$57,679	$(2,690)

Net income (loss) per share - basic	$0.00	$(0.00)

Net income (loss) per share - diluted	$0.00	$(0.00)

Weighted average shares outstanding - basic	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REST EZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended June 31, 2021 and 2020

					Total
	Common Stock		Additional		Stockholder's
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2020	20,000,000	$20,000	$10,665	$(32,196)	$(1,531)
Imputed interest on related party loan			2,660		2,660
Net loss for the three months ended June 30, 2020	-	-	-	(2,690)	(2,690)
Balance, June 30, 2020	20,000,000	20,000	13,325	(34,886)	(1,561)

Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)
Imputed interest on related party loan			2,661		2,661
Net income for the three months ended June 30, 2021	-	-	-	57,679	57,679
Balance, June 30, 2021	20,000,000	20,000	23,968	2,261	46,229

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REST EZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$57,679	$(2,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Imputed interest on related party loan	2,661	2,660

Changes in assets and liabilities:
Deposits	(84,850)	-
Inventory	23,900	-
Bank overdraft	-	4
Net cash used in operating activities	(610)	(26)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	-	26
Net cash provided by financing activities	-	26

Net Increase (Decrease) in cash and cash equivalents	(610)	-

Cash and cash equivalents at beginning of period	12,350	12,350

Cash and cash equivalents at end of period	$11,740	$12,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REST EZ, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General Organization and Business

Rest EZ, Inc. (the “Company”) was incorporated on October 17, 2016. The Company has passed through all stages of development to full operations from incorporation, at the present time the company is currently in full Production and Distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various Companies, but has not distributed this product to anyone except Rest EZ Inc.

The Company’s year-end is March 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with United States generally accepted accounting principles and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended March 31, 2021 contained in the Registration Statement on Form S-1, filed with the SEC on May 26, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.  The Company had no items that required fair value measurement on a recurring basis.

Revenue Recognition

The Company recognizes revenue from product sales upon product delivery. All of our products are shipped through a third-party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied.

All revenue during the three months ended June 30, 2021 and 2020 was from product sales.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $11,740 and $12,350 as of June 30, 2021 and March 31, 2021, respectively. There were no cash equivalents as of June 30, 2021 and March 31, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2021 and March 31, 2021.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of June 30, 2021 and March 31, 2021.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2021, the Company had net income of $57,679. As of June 30, 2021, the Company had net working capital of $46,229 and retained earnings of $2,261. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Achievement of the Rest EZ, Inc.’s business objective is basically dependent upon the judgment, skill and knowledge the Company’s management. Mr. Sosa is currently the Company’s sole executive officer and director. There can be no assurance that a suitable replacement could be found for our sole executive officer and director upon his retirement, resignation, inability to act on our behalf, or death.

Note 4. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider.  At June 30, 2021 and March 31, 2021, inventory consisted of the following:

	June 30, 2021	March 31, 2021
Finished Goods Inventory	$2,550	$26,450

Note 5. Related Party Transactions

As of June 30, 2021 and March 31, 2021, Brandon Sosa, President and sole shareholder of the Company, had loaned the Company the amount of $133,061 for operating capital. During the three months ended June 30, 2021 and 2020, the Company charged to operations the amount of $2,661 and $2,660, respectively, as imputed interest on these loans.

Note 6. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of June 30, 2021 and March 31, 2021, there were 20,000,000 shares of common stock outstanding.

On October 17, 2016, the Company issued 20,000,000 shares of common stock to Brandon Sosa, the Company’s President, in exchange for $20,000.

On May 26, 2021, the Company filed a Form S-1 with the Securities Exchange Commission in order to register the Company’s currently outstanding 20,000,000 shares of common stock. This registration statement became effective on July 19, 2021.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended June 30, 2021.

The Company has not recognized an income tax benefit for the period based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services and different food trends,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●

Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics and environmental weather conditions.

We are also subject to other risks detailed from time to time in our other filings with the SEC and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, operating right of use assets and liabilities, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. These fair values have historically varied due to the market price of the Company’s stock at the date of valuation.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

Background

We were incorporated in the State of Wyoming on October 17, 2016, under the name of Amazing Ventures, Inc. Our articles of incorporation were amended on February 12, 2018 to change our name to Rest EZ, Inc.

Rest EZ, Inc. is in full production with product distribution to wholesalers and retailers as well as being available online at www.RestEz.net. Rest EZ Inc. has one sleep liquid gel capsule (named Rest EZ Sleep Aid Supplement).

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc.  The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 43,194 bottles for $319,943 in total sales, with $2,261 in retained earnings through June 30, 2021.

The product is a liquid gel capsule containing soybean oil, gelatin, valerian root, rosehips extract, purified water, yellow beeswax, L-Theanine, L-Threonine, lecithin, St. John’s Wort extract, lemon balm leaf extract, niacin and melatonin.  The product is to be taken orally, preferably with water, at bedtime.  Upon digestion the product is absorbed within the bloodstream ultimately providing the user an enhanced ability to sleep. One serving is two capsules per day. Intended customers are adults (persons over 18 years of age) who experience difficulty with sleeping.

Beyond the general FDA requirement that every dietary supplement be labeled as such, either with the term "dietary supplement" or with a term that substitutes a description of the product's dietary ingredient(s) for the word "dietary" (e.g., "herbal supplement" or "calcium supplement"), and the FDA’s safety monitoring responsibilities for dietary supplement firms once a dietary supplement is on the market,  there are no additional FDA requirements specific to this product, and federal law does not require dietary supplements to be proven safe to FDA's satisfaction before they are marketed. Rest EZ, Inc. has not sent the product to the FDA for approval because it is not required, and because it would be a lengthy and costly process to have this product FDA approved when not required.

The liquid gel capsules are manufactured by Sport Energy, who adheres to very strict guidelines placed upon them by all agencies with whom they work. Sport Energy indicated they may use other outside sources to produce our product but has verbally indicated that all their ingredients used in any consumable products are very closely monitored.  The manufacturer is registered as a Good Manufacturing Practices (GMP) company with NSF’s Dietary Supplement Certification program and the Natural Products Association (NPA), a status they have held for many years. Manufacturing of the capsules is complete, although manufacturing of the capsules will be ongoing as supply and demand dictates.

Rest EZ, Inc. has nothing proprietary about their product. At this time, Rest EZ, Inc. has no intellectual properties in connection with the capsules.  However, we believe our product is superior to that of the competition due to the product being in a soft gel form, avoiding substantial product break down before digestion as happens with many competitors’ products.

The competition for and difficulty in selling a sleeping aid supplement product may affect our ability to maintain profitable operations in the future.  Companies that are engaged in this product market include large, established companies with substantial capabilities and long earnings records.

The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. Company financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. Achievement of the Rest EZ, Inc.’s business objective is basically dependent upon the judgment, skill and knowledge the Company’s management. Mr. Sosa is currently the Company’s sole executive officer and director. There can be no assurance that a suitable replacement could be found for our sole executive officer and director upon his retirement, resignation, inability to act on our behalf, or death. Should the Company be unable to raise additional financing it would be unable to remain in business.

Business Development

The Company was incorporated on October 17, 2016. The Company has passed through all stages of development to full operations from incorporation, and the Company is currently in full production and distribution to wholesalers and retailers as well as online at www.RestEz.net.

Initial Sales Strategy

We have established a very strong sales approach; our approach utilizes direct sales through Mr. Sosa to our wholesalers and retailers as well as our company’s professional and easy to use web site. Our direct sales will be conducted by Mr. Sosa. He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Mr. Sosa in the past several months. In addition, sales will be done with referrals, distribution by our wholesalers and online marketing at www.RestEz.net

Description of Property

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by Mr. Sosa. Mr. Sosa is providing his own facility free of charge until the company needs additional space to store inventory over 100,000 bottles. Mr. Sosa indicates he has enough room to store 100,000 bottles of Rest EZ product, so no additional room is needed at this time, or in the near future. There are currently no proposed programs for renovations, improvements or developments of the facility currently in use.

Results of Operations

The Company is implementing its business plan and generated sales of $174,443, with cost of sales of $104,050 during the three months ended June 30, 2021; there were no sales in the comparable period of the prior year. Selling, general and administrative costs were $10,053 and $30 for the three months ended June 30, 2021 and 2020, respectively. Interest expense, which consisted of imputed interest on related party loans, was $2,661 and $2,660 for the three months ended June 30, 2021 and 2020, respectively. This resulted in the company generating a profit of $57,679 during the current period, compared to a loss of $(2,690) in the prior year.

Liquidity and Capital Resources

For the three months ended June 30, 2021, cash used in operations was $610, which consisted primarily the Company’s net income of $57,679, increased by imputed interest of $2,661 and decreased by the change in the components of working capital in the amount of $60,950. Cash used in operations for the three months ended June 30, 2020 was $26.

Plan of Operation

We have established a very strong sales approach; our approach utilizes direct sales through Mr. Sosa to our wholesalers and retailers as well as our company’s professional and easy to use web site. Our direct sales will be conducted by Mr. Sosa. He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Mr. Sosa in the past several months. In addition, sales will be done with referrals, distribution by our wholesalers and online marketing at www.restez.net

Over the next twelve months, Rest EZ, Inc. plans to build out its reputation further, and expand to additional wholesalers, retail chain stores, as well as expand sales to the public.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

Going Concern Considerations

The accompanying financial states have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risk Factors

The Company’s business and success is subject to numerous risk factors as detailed in its Form S-1/A and other of its Current Reports on Form 8-K all of which reports are available at no cost at www.sec.gov.

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer have also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II   OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation for Name Change to Rest EZ
3.3*	Amended Articles of Incorporation for Name Change to Rest EZ, Inc.
3.4*	Bylaws

31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Previously filed with the Company's Form S-1 filed with the Securities and Exchange Commission on May 26, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rest EZ, Inc.

Date: August 16, 2021	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)