Form 10-Q
period 2021-09-30
REST EZ Inc.
filed 2021-11-15
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2021

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

As of November 10, 2021, there were 20,000,000 shares of the registrant’s common stock outstanding.

FORM 10-Q

Note About Forward-Looking Statements

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and March 31, 2021	4

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended September 30, 2021 and 2020 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	18

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

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REST EZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2021	2021
	(unaudited)
ASSETS
Current assets

Cash and cash equivalents	$414,758	$12,350
Deposits	165,000	80,150
Inventory	2,550	26,450
Total Current Assets	582,308	118,950

Total Assets	582,308	118,950

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities

Deferred revenue	345,000	-
Due to related party	132,536	133,061
Total current liabilities	477,536	133,061

Stockholders' equity (deficit)

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2021 and March 31, 2021	20,000	20,000
Additional paid-in capital	89,019	21,307
Retained Earnings	(4,247)	(55,418)
Total stockholders' equity (deficit)	104,772	(14,111)

Total liabilities and stockholders' equity (deficit)	$582,308	$118,950

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REST EZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$174,443	$-
Cost of goods sold	-	-	104,050	-
Gross profit	-	-	70,393	-

Operating expenses:
General and administrative	3,857	30	13,910	60

Total operating expenses	3,857	30	13,910	60

Net Operating Income (loss)	(3,857)	(30)	56,483	(60)

Other income (expense):
Interest expense	(2,651)	(2,660)	(5,312)	(5,320)
Total other expense	(2,651)	(2,660)	(5,312)	(5,320)

Income (loss) before provision for income taxes	(6,508)	(2,690)	51,171	(5,380)

Provision for income taxes	-	-	-	-

Net income (loss)	$(6,508)	$(2,690)	$51,171	$(5,380)

Net income (loss) per share - basic	$0.00	$(0.00)	$0.00	$(0.00)

Net income (loss) per share - diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding - basic	20,000,000	20,000,000	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REST EZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended September 30, 2021 and 2020

					Total
	Common Stock		Additional		Stockholder's
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2020	20,000,000	$20,000	$13,325	$(34,886)	$(1,561)
Imputed interest on related party loan	-	-	2,660		2,660
Net loss for the three months ended September 30, 2020	-	-	-	(2,690)	(2,690)
Balance, September 30, 2020	20,000,000	$20,000	$15,985	$(37,576)	$(1,591)

Balance, June 30, 2021	20,000,000	$20,000	$23,968	$2,261	$46,229
Imputed interest on related party loan	-	-	2,651	-	2,651
Proceeds from contributed capital	-	-	62,400	-	62,400
Net income for the three months ended September 30, 2021	-	-	-	(6,508)	(6,508)
Balance, September 30, 2021	20,000,000	$20,000	$89,019	$(4,247)	$104,772

For the Six Months Ended September 30, 2021 and 2020

					Total
	Common Stock		Additional		Stockholder's
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2020	20,000,000	$20,000	$10,665	$(32,196)	$(1,531)
Imputed interest on related party loan	-	-	5,320	-	5,320
Net loss for the six months ended September 30, 2020	-	-	-	(5,380)	(5,380)
Balance, September 30, 2020	20,000,000	$20,000	$15,985	$(37,576)	$(1,591)

Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)
Imputed interest on related party loan	-	-	5,312	-	5,312
Proceeds from contributed capital	-	-	62,400	-	62,400
Net income for the six months ended September 30, 2021	-	-	-	51,171	51,171
Balance, September 30, 2021	20,000,000	$20,000	$89,019	$(4,247)	$104,772

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REST EZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$51,171	$(5,380)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Imputed interest on related party loan	5,312	5,320

Changes in assets and liabilities:
Deposits	(84,850)	-
Inventory	23,900	-
Bank overdraft	-	4
Deferred revenue	345,000	-
Due to related party	(525)	56
Net cash provided by operating activities	340,008	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	62,400	-
Net cash provided by financing activities	62,400	-

Net Increase (Decrease) in cash and cash equivalents	402,408	-

Cash and cash equivalents at beginning of period	12,350	-

Cash and cash equivalents at end of period	$414,758	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Revenue Recognition

The Company recognizes revenue from product sales upon product delivery. All of our products are shipped through a third-party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues. Deferred revenue recorded on the balance sheet represents payments received by the Company in advance of the product being delivered.

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

All revenue during the six months ended September 30, 2021 was from product sales.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $414,758 and $12,350 as of September 30, 2021 and March 31, 2021, respectively. There were no cash equivalents as of September 30, 2021 and March 31, 2021. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At September 30, 2021 and March 31, 2021, cash in excess of the insured amount was $164,758 and $0, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2021 and March 31, 2021.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2021 and March 31, 2021.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2021, the Company had net income of $51,171. As of September 30, 2021, the Company had net working capital of $104,772 and an accumulated deficit of $4,247. The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business.

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

Note 4. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider.  At September 30, 2021 and March 31, 2021, inventory consisted of the following:

	September 30, 2021	March 31, 2021
Finished Goods Inventory	$2,550	$26,450

Note 5. Related Party Transactions

As of September 30, 2021 and March 31, 2021, Brandon Sosa, President and sole shareholder of the Company, had loaned the Company the amount of $132,536 and $133,061, respectively, for operating capital. During the six months ended September 30, 2021 and 2020, the Company charged to operations the amount of $5,312 and $5,320, respectively, as imputed interest on these loans. During the three months ended September 30, 2021, the Company’s founder and CEO sold 6,240,000 shares of common stock he personally owned to outside investors and contributed the net proceeds in the amount of $62,400 to the Company. See note 6.

Note 6. Stockholders’ Equity

During the six months ended September 30, 2021, Brandon Sosa, the Company’s founder and CEO, sold 6,240,000 shares of common stock he personally owned to outside investors at a price of $0.01 per share. Proceeds in the net amount of $62,400 were contributed to the Company, and are recorded as contributed capital on the Company’s balance sheet at September 30, 2021. Previous to this sale of shares, Mr. Sosa owned 20,000,000 shares of the Company’s common stock; subsequent to this sale of shares, Mr. Sosa owned 13,760,000 shares of the Company’s common stock.

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of September 30, 2021 and March 31, 2021, there were 20,000,000 shares of common stock outstanding.

On October 17, 2016, the Company issued 20,000,000 shares of common stock to Brandon Sosa, the Company’s President, in exchange for $20,000.

On May 26, 2021, the Company filed a Form S-1 with the Securities Exchange Commission in order to register the Company’s currently outstanding 20,000,000 shares of common stock. This registration statement became effective on July 19, 2021.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2021.

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

Note 8. Subsequent Events

Subsequent to September 30, 2021, the Company received an additional $17,600 in contributed capital from the sale of 1,760,000 shares of common stock by the Company’s founder and CEO to outside investors.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc.  The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 43,194 bottles for $319,943 in total sales, with an accumulated deficit of $4,247 through September 30, 2021.

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

Results of Operations

The Company is implementing its business plan and generated sales of $174,443, with cost of sales of $104,050 during the six months ended September 30, 2021; there were no sales in the comparable period of the prior year. Selling, general and administrative costs were $13,910 and $60 for the six months ended September 30, 2021 and 2020, respectively. Interest expense, which consisted of imputed interest on related party loans, was $5,312 and $5,320 for the six months ended September 30, 2021 and 2020, respectively. This resulted in the company generating net income of $51,171 during the current period, compared to a net loss of $5,380 in the prior year.

Liquidity and Capital Resources

For the six months ended September 30, 2021 and 2020, cash provided by operations was $340,008 and $0, respectively. For the six months ended September 30, 2021, cash provided by financing activities was $62,400, consisting of contributed capital from the sale of common stock. Cash provided by financing activities for the six months ended September 30, 2020 was and $0.

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

None.

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

Rest EZ, Inc.

Date: November 12, 2021	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)