Form 10-Q
period 2021-12-31
REST EZ Inc.
filed 2022-02-14
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2021

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

As of February 8, 2022, there were 20,000,000 shares of the registrant’s common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REST EZ, INC.

BALANCE SHEETS

	December 31,	March 31,
	2021	2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$83	$12,350
Deposits	405,000	80,150
Inventory	2,550	26,450
Total Current Assets	407,633	118,950

Total Assets	407,633	118,950

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Deferred revenue	-	-
Due to related party	115,136	133,061
Total current liabilities	115,136	133,061

Stockholders' equity (deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2021 and March 31, 2021	20,000	20,000
Additional paid-in capital	108,922	21,307
Retained earnings (Accumulated deficit)	163,575	(55,418)
Total stockholders' equity (deficit)	292,497	(14,111)

Total liabilities and stockholders' equity (deficit)	$407,633	$118,950

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020

Revenue	$345,000	$-	$519,443	$-
Cost of goods sold	165,000	-	269,050	-
Gross profit	180,000	-	250,393	-

Operating expenses:
General and administrative	9,875	12,520	23,785	12,580

Total operating expenses	9,875	12,520	23,785	12,580

Net Operating Income (loss)	170,125	(12,520)	226,608	(12,580)

Other income (expense):
Interest expense	(2,303)	(2,661)	(7,615)	(7,981)
Total other expense	(2,303)	(2,661)	(7,615)	(7,981)

Income (loss) before provision for income taxes	167,822	(15,181)	218,993	(20,561)

Provision for income taxes	-	-	-	-

Net income (loss)	$167,822	$(15,181)	$218,993	$(20,561)

Net income (loss) per share - basic	$0.01	$(0.00)	$0.01	$(0.00)

Net income (loss) per share - diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average shares outstanding - basic	20,000,000	20,000,000	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended December 31, 2021 and 2020

					Total
	Common Stock		Additional		Stockholder's
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2020	20,000,000	$20,000	$15,985	$(37,576)	$(1,591)
Imputed interest on related party loan	-	-	2,661	-	2,661
Net income for the three months ended December 31, 2020	-	-	-	(15,181)	(15,181)
Balance, December 31, 2020	20,000,000	$20,000	$18,646	$(52,757)	$(14,111)

Balance, September 30, 2021	20,000,000	$20,000	$89,019	$(4,247)	$104,772
Imputed interest on related party loan	-	-	2,303	-	2,303
Proceeds from contributed capital	-	-	17,600	-	17,600
Net income for the three months ended December 31, 2021	-	-	-	167,822	167,822
Balance, December 31, 2021	20,000,000	$20,000	$108,922	$163,575	$292,497

For the Nine Months Ended December 31, 2021 and 2020

					Total
	Common Stock		Additional		Stockholder's
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2020	20,000,000	$20,000	$10,665	$(32,196)	$(1,531)
Imputed interest on related party loan	-	-	7,981	-	7,981
Net loss for the nine months ended December 31, 2020	-	-	-	(20,561)	(20,561)
Balance, December 31, 2020	20,000,000	$20,000	$18,646	$(52,757)	$(14,111)

Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)
Imputed interest on related party loan	-	-	7,615	-	7,615
Proceeds from contributed capital	-	-	80,000	-	80,000
Net income for the nine months ended December 31, 2021	-	-	-	218,993	218,993
Balance, December 31, 2021	20,000,000	$20,000	$108,922	$163,575	$292,497

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$218,993	$(20,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Imputed interest on related party loan	7,615	7,981

Changes in assets and liabilities:
Deposits	(324,850)	-
Inventory	23,900	-
Bank overdraft	-	(6)
Deferred revenue	-	105,000
Due to related party	(17,925)	86
Net cash provided by (used in) operating activities	(92,267)	92,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	80,000	-
Net cash provided by financing activities	80,000	-

Net Increase (Decrease) in cash and cash equivalents	(12,267)	92,500

Cash and cash equivalents at beginning of period	12,350	-

Cash and cash equivalents at end of period	$83	$92,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2021

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

All revenue during the nine months ended December 31, 2021 was from product sales.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $83 and $12,350 as of December 31, 2021 and March 31, 2021, respectively. There were no cash equivalents as of December 31, 2021 and March 31, 2021. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At December 31, 2021 and March 31, 2021, cash in excess of the insured amount was $0.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2021 and March 31, 2021.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of December 31, 2021 and March 31, 2021.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2021, the Company had net income of $218,993. As of December 31, 2021, the Company had net working capital of $292,497 and retained earnings of $163,575. The Company has begun to recognize revenue. Without additional capital, the Company may not be able to remain in business.

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

Note 4. Deposits

The Company deposits funds with its supplier in advance of inventory purchases. The amount of outstanding deposits at December 31, 2021 and March 31, 2021 was $405,000 and $80,150, respectively.

Note 5. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At December 31, 2021 and March 31, 2021, inventory consisted of the following:

	December 31, 2021	March 31, 2021
Finished Goods Inventory	$2,550	$26,450

Note 6. Related Party Transactions

As of December 31, 2021 and March 31, 2021, Brandon Sosa, President and sole shareholder of the Company, had loaned the Company the amount of $115,136, net of repayments of $23,525, and $133,061, respectively, for operating capital. During the nine months ended December 31, 2021 and 2020, the Company charged to operations the amount of $7,615 and $7,981, respectively, as imputed interest on these loans.

During the nine months ended December 31, 2021, the Company’s founder and CEO sold 8,000,000 shares of common stock he personally owned to outside investors and contributed the proceeds in the amount of $80,000 to the Company. This amount is recorded as proceeds from contributed capital on the Company’s statement of changes in stockholder’s equity (deficit). See note 7.

Note 7. Stockholders’ Equity

During the nine months ended December 31, 2021, Brandon Sosa, the Company’s founder and CEO, sold 8,000,000 shares of common stock he personally owned to outside investors at a price of $0.01 per share. See note 6. Proceeds in the net amount of $80,000 were contributed to the Company, and are recorded as contributed capital on the Company’s statement of stockholder’s equity (deficit) at December 31, 2021. Previous to this sale of shares, Mr. Sosa owned 20,000,000 shares of the Company’s common stock; subsequent to this sale of shares, Mr. Sosa owned 12,000,000 shares of the Company’s common stock.

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of December 31, 2021 and March 31, 2021, there were 20,000,000 shares of common stock outstanding.

On October 17, 2016, the Company issued 20,000,000 shares of common stock to Brandon Sosa, the Company’s President, in exchange for $20,000.

On May 26, 2021, the Company filed a Form S-1 with the Securities Exchange Commission in order to register the Company’s currently outstanding 20,000,000 shares of common stock. This registration statement became effective on July 19, 2021.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended December 31, 2021.

The Company has not recognized an income tax expense or benefit for the period based on uncertainties concerning its ability to generate taxable income in future periods. The tax expense for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Note 9. Subsequent Events

On January 15, 2022, the Company received a purchase order for 100,000 units of its Sleep Aid product in the amount of $900,000.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 77,694 bottles for $664,943 in total sales, with an retained earnings of $163,575 through December 31, 2021.

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

Results of Operations

The Company is implementing its business plan and generated sales of $519,443, with cost of sales of $269,050 during the nine months ended December 31, 2021; there were no sales in the comparable period of the prior year. Selling, general and administrative costs were $23,785 and $12,580 for the nine months ended December 31, 2021 and 2020, respectively. Interest expense, which consisted of imputed interest on related party loans, was $7,615 and $7,981 for the nine months ended December 31, 2021 and 2020, respectively. This resulted in the company generating net income of $218,993 during the current period, compared to a net loss of $20,561 in the prior year.

The Company incurred general and administrative expenses of $9,875 and $12,520 and interest expense of $2,303 and $2,661 for the three months ended December 31, 2021 and 2020, respectively. The Company had net income of $167,822 for the three months ended December 31, 2021 compared to a net loss of $15,181 for the three months ended December 31, 2020.

Liquidity and Capital Resources

For the nine months ended December 31, 2021, cash used in operating activities was $92,267, compared to cash provided by operating activities of $92,500 for the nine months ended December 31, 2020. For the nine months ended December 31, 2021, cash provided by financing activities was $80,000, consisting of contributed capital from the sale of common stock. Cash provided by financing activities for the nine months ended December 31, 2020 was $0.

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

Rest EZ, Inc.

Date: February 14, 2022	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2022	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)