Form 10-K
period 2022-03-31
REST EZ Inc.
filed 2022-07-14
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 333-256498

REST EZ, INC.

(Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

 ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates on September 30, 2021, the last business day of the registrant's most recently completed second quarter, was $62,400.

As of June 28, 2022, there were 20,000,000 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Wyoming on October 17, 2016.  Rest EZ, Inc. markets a sleeping aid soft gel capsule to be sold to the general public through wholesalers and retailers, as well as online at www.RestEz.net. The Rest EZ Sleep Aid Supplement soft gel capsule is a liquid gel capsule containing soybean oil, Melatonin, gelatin, glycerin, L-glutamic Acid, yellow beeswax, purified water, L-leucine, L-arginine and lecithin. It provides faster rate with up to 100% absorption by the body. The gels are manufactured by an unaffiliated outside provider, Sport Energy.

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

Rest EZ, Inc. has commenced its full operations of having its Rest EZ Sleep Aid Supplement soft gel distributed nationwide through wholesalers and retailers, as well as online at www.RestEz.net. The Company does not manufacture its own soft gel capsule; this is outsourced to Sport Energy, an unaffiliated outside provider, who manufactures liquid gels. We plan during the next twelve months to increase our client base by aggressively marketing our product to generate: (1) wholesalers and expand our wholesale base; (2) sales on our website; and (3) sales through retail chain stores and word of mouth advertising.

Rest EZ Inc. Inc. has developed a plan to market its soft gel capsule to the general public. Rest EZ, Inc. has wholesale distribution, retail, and online sales through our web site www.restez.net.

Overall Strategic Direction

Over the next twelve months, Rest EZ, Inc. plans establish its reputation in the soft gel capsule industry and network in the wholesale and retail markets, thereby attracting new customers. The Company plans to generate and/or obtain new clients through word of mouth, wholesale, retail and Internet. In the soft gel capsule business, as in most similar businesses, word of mouth advertisement is very effective. Once potential clients see our soft gel capsule at various retail or internet and/or community gatherings, the Company is confident that it will be able to attract and/or obtain new clients, based on favorable reception in the retail sector thus far.

The Company aims to form long-term working relationships with wholesalers and retailers throughout the nation.

Manufacturing and Packaging

Rest EZ, Inc. is not and will not be the manufacturer of the soft gel capsule it markets. The gels are manufactured and packaged by an unaffiliated outside provider, Sport Energy, with whom Rest EZ, Inc. has a verbal agreement. The terms of our verbal agreement are as follows: Rest EZ Inc. will provide a Purchase Order to Sport Energy for every manufacturing order, Sport Energy will then send an invoice payable in full prior to delivery of the product.

The capsules will be manufactured and packaged in bulk quantities for sale in anticipation of fulfillment of orders as placed by wholesalers/retailers and on our web site at www.restez.net.

Sales Strategy

The Company has established a strong sales approach: direct sales through Mr. Sosa to wholesalers and retailers, along with our professional and easy to use web site. Our direct sales will be conducted by Mr. Sosa. He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and product. In addition, sales will be done through referrals, distribution by wholesalers and online marketing.

Over the next twelve months, Rest EZ, Inc. plans to expand its reputation further, add wholesalers, retail chain stores, and increase sales to the public.

The Sleeping Aid Supplement Industry

Competition

There are numerous companies and individuals who are engaged in the sleeping aid supplement business, and such business is intensely competitive. We believe the highly specialized nature of our corporate focus, utilizing the sleep aid combined with certain amino acids in a soft gel capsule, enables us to be a better long-term partner for our clients than those organized as a traditional sleeping aid supplement company. Our research shows it is difficult to determine the correct way to manufacture this product in a true liquid gel form, as the ingredients tend to break down when mixed with water or any other liquid. Rest EZ, Inc. has found the right combination to make an easy-to-use sleep aid liquid gel capsule that enhances the benefits of taking the Sleep Aid.

The Company believes that by offering only its quality Sleep Aid soft gel capsule and superior service its customers, we will be able to generate more customers. Nevertheless, many of our competitors have significantly greater financial and other resources, as well as greater managerial capabilities, than we do and are therefore, in certain respects, in a better position than we are to provide soft gel capsules. We believe our ability to compete will depend upon many factors both within and outside our control, including, but not limited to pricing, the timing and market acceptance of soft gel caps, and services. We will face direct competition from several online, direct marketing, privately-held companies.

Current Business Focus

The Company’s business focus is to market the Sleep Aid soft gel capsules at a reasonable price to the largest percentage of the target market population as possible.  The Company believes that the ability to deliver a quality product that few other companies and/or individuals produces is the main factor in generating a customer base and fostering repeat customers.

Advantages of Competitors over us

Many of our existing and potential competitors, which will include online Sleep Aid supplements businesses are focusing more closely on internet-based sales, these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we will. Furthermore, there is the risk that larger financial companies which offer internet and direct sales may decide to use extremely low pricing rates in the Sleep Aid supplement market to acquire and accumulate customer accounts and additional self-space at stores.  We do not plan to offer extremely low pricing; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

Generally, competitors may be able to respond more quickly to new or emerging changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than we will.

There can be no assurance that our potential competitors will not develop products and services comparable or superior to those that will be developed and offered by us or adapt more quickly than us to changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that we will be able to compete against other Sleep Aid supplement businesses.

Customer Base

Rest EZ, Inc. does not currently have an established customer base.

Competitive Advantages

Experienced Management

The Company believes that it has experienced management. Our sole Director and executive officer Mr. Sosa have over 8 years of experience in the health supplements industries and as such is very knowledgeable about energy supplements. The Company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its client base.

High Quality Product

The Company believes that its ability to provide quality soft gel capsules is one of its key advantages. Through a quality product, the Company will develop a strong customer base, repeat customers and elevated reputation.

Research and Development

The Company is not currently conducting any research and development activities. However, if research and development is required in the future, we intend to rely on third party service providers.

Additional Products

The Company does not intend to market any other products currently.

EMPLOYEES

Brandon Sosa is the sole Director, Chief Executive Officer, President, and Principal Executive Officer and Principal Financial Officer of Rest EZ, Inc. There are no other employees of the Company.

The Company plans to employ individuals on an as needed basis. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.

Mr. Sosa does not receive a salary or benefits in any form. Presently the Company does not have any plans to begin paying salaries, cash or otherwise, or offering any form of benefits to our Board of Directors, Officer and employees.

Mr. Sosa currently devotes approximately 28 hours per week to the affairs of the Company. Once the Company achieves more revenue Mr. Sosa will devote 40 hours per week to the Company or more and draw a salary of $2,000 per month.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Report. Any of the following risks could harm our business, operating results and financial condition and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. When determining whether to invest, you should also refer to the other information contained in this Report including our financial statements and the related notes thereto.

(A) RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business

If the Company needs additional money and if money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holders. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets.

Side effects of the product.

-When taken by mouth in high doses, any sleeping aid is possibly unsafe. There is some concern that it could harm kidney, liver, or heart function. However, a connection between high doses and these negative effects has not been proven.

-Sleep Aid can also cause stomach pain, nausea, diarrhea, and muscle cramping if more than the recommended amount is taken.

-There is some concern that combining sleeping aids with caffeine and the herb ephedra (also called Ma Huang) might increase the chance of having serious side effects such as nausea, or stomach pain.

-There is concern that sleeping aids might cause irregular heartbeat in some people, but more information is needed to know if Sleep Aids can cause this problem.

It is not known how the aforementioned side effects could impact our business. We suspect some potential users of the product may decide to forego purchase of the product, but such persons would not be within the target market of the product.

There are many inherent risks and difficulties in introducing a new product to the market place.

The Company has begun to market its product nationally, to wholesalers and retailers, and develop our brand name. However, we face many of the risks and difficulties inherent in introducing a new product. These risks include, but are not limited to, the ability to:

●	Increase awareness of our brand name;
●	Develop an effective business plan;
●	Meet customer standards;
●	Implement an advertising and marketing plan;
●	Attain customer loyalty;
●	Maintain current strategic relationships and develop new strategic relationships;
●	Respond effectively to competitive pressures;
●	Continue to develop and upgrade our product; and
●	Attract, retain and motivate qualified personnel.

As of March 31, 2022, we have working capital of $247,844. The Company believes it does not have enough capital to sustain business operations for 12 months without any additional capital needed. Mr. Sosa has indicated he would be able to fund another $100,000 if the company needs further assistance, but there is always the possibility that the company will need additional sources of financing in the future, as a result, an investment in our securities represents some risk and you may lose all or part of your entire investment.

Rest EZ, Inc. will rely on funding from Mr. Sosa until the company is self-sufficient. During the year ended March 31, 2022, the Company received payment for orders in the aggregate amount of $519,443; the proceeds from these orders is used for manufacturing purposes and running the company.

We do not expect any foreseeable losses in the future due to additional ingredient costs or other related costs that may or may not arise.

We may not be able to build our brand awareness.

Development and awareness of our brand Rest EZ, Inc. will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to drastically increase the Company’s marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations, and financial condition could be harmed.

The Company’s current business operations rely heavily upon our key wholesalers, retailers, and sole officer, director, and founder.

The Company is heavily dependent upon the key wholesalers, retailers and internet sales of Rest EZ, as well as the expertise and management of our Chief Executive Officer, President, and sole director. The Company’s future performance will depend upon the continued services of our CEO, the loss of which could seriously interrupt the Company’s business operations, and negatively impact our ability to fulfill our business plan and carry out existing operations. The Company currently does not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found upon his retirement, resignation, inability to act on our behalf, or death. The Company has no plans of entering into an employment agreement with the CEO.

Our CEO currently devotes approximately 28 hours per week to the affairs of the Company. He will devote 40 hours (or more) per week to the Company, and draw a salary of $2,000 per month, after the company is self-sufficient.

The company’s future growth may require recruitment of qualified employees.

In the event of our future growth in administration, marketing, and customer support functions, the Company may have to increase the depth and experience of the Company by adding new members. The Company’s future success will depend upon the active participation of its key officer.

Product sales were to one major customer.

Product sales and revenue were from purchases by one major customer. The Company’s dependence thus far, and if continued going forward, on a single major customer presents a risk to investors regarding the Company’s viability should that major customer stop making major purchases of the product and the Company is unable to find one or more suitable customers to make purchases to a similar extent.

We may incur significant costs to be a public company to ensure compliance with U.S. corporate governance and accounting requirements and we should be able to absorb such costs.

We may incur significant costs associated with our public Company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain directors and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The lack of public company experience of the company’s sole officer and director could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

The Company’s sole officer and director has no public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The Company’s sole officer and director has never had sole responsibility for managing a publicly traded Company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. The Company’s sole officer and director may experience regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting, which are necessary to maintain its public Company status. Any such deficiencies, weaknesses or lack of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may impact our ability to continue as a U.S. public Company.

The Company’s operating results may fluctuate due to factors which are not within its control.

The Company’s operating results are expected to fluctuate in the future based on a number of factors, many of which are not in its control. The Company’s operating expenses primarily include marketing and general administrative expenses that are relatively fixed in the short-term. If our revenues are lower than we expect because demand for our product diminishes, or if we experience an increase in defaults among approved advertising applicants, or for any other reasons, we may not be able to quickly return to acceptable revenue levels.

Because of the unique nature of our business and the fact that there are no comparable past business models to rely on, future factors that may adversely affect our business are difficult to forecast. Any shortfall in the Company’s revenues would have a direct impact on our business. In addition, fluctuations in the Company’s quarterly results could adversely affect the market price of its common stock in a manner unrelated to its long-term operating performance.

(B) RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES.

We may never pay any dividends to shareholders.

The Company has never declared or paid any cash dividends or distributions on its capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our controlling security holder may take actions that conflict with your interests.

Mr. Sosa beneficially owns approximately 60% of the Company’s capital stock with voting rights. In this case, Mr. Sosa will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of the Company’s certificate of incorporation and approval of significant corporate transactions. He will also have significant control over the Company’s management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or in limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

The offering price of the common stock was arbitrarily determined, and therefore should not be used as an indicator of the future market price of the securities. Therefore, the offering price bears no relationship to our actual value, and may make our shares difficult to sell.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.010 per share for the shares of common stock was arbitrarily determined. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value, assets or earnings of our Company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,000,000 shares common stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.

Our common stock is considered a penny stock, which may be subject to restrictions on marketability, so you may not be able to sell your shares.

Our shares of common stock are defined as a penny stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. Consequently, the penny stock rules may make it difficult for you to resell any shares.

There is no assurance of a public market or that our common stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTC Pink Sheet, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Item 1B. Unresolved Staﬀ Comments.

Not applicable.

Item 2. Properties.

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by the Company’s CEO. The facility is provided free of charge until the company needs additional space to store inventory over 100,000 bottles. The Company does not currently require storage space for inventory over 100,000 bottles. There are currently no proposed programs for renovations, improvements or developments of the facility currently in use.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Holders

As of June 28, 2022, 20,000,000 shares of our common stock were issued and outstanding and held by 65 holders of record.

Dividends

We have never declared or paid any cash dividend. We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board deems relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 77,694 bottles for $664,943 in total sales, with retained earnings of $116,553 through March 31, 2022.

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

Results of Operations

The Company generated sales of $519,443, with cost of sales of $269,050 during the year ended March 31, 2022; during the year ended March 31, 2021, the Company had sales of $105,000, with a cost of sales of $105,000. Selling, general and administrative costs were $26,751 and $12,580 for the years ended March 31, 2022 and 2021, respectively. Interest expense, which consisted of imputed interest on related party loans, was $9,984 and $10,642 for the years ended March 31, 2022 and 2021, respectively. During the year ended March 31, 2022,the Company recorded a provision for income taxes in the amount of $41,687 compared to $0 during the prior year. This resulted in the company generating net income of $171,971 during the year ended March 31, 2022, compared to a net loss of $23,222 in the prior year.

Liquidity and Capital Resources

For the year ended March 31, 2022, cash used in operating activities was $77,308, compared to cash provided by operating activities of $12,264 for the year ended March 31, 2021. For the year ended March 31, 2022, cash provided by financing activities was $65,389, consisting of contributed capital from the sale of common stock. Cash provided by financing activities for the year ended March 31, 2021 was $0.

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

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See Item 1A “Risk Factors” for more information. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Omicron” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the potential future impact of the pandemic on our business, our industry and the economy in general.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rest EZ Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rest EZ Inc. (the Company) as of March 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two-year periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 3 to the financial statements, the Company had a going concern due to a negative working capital and losses from operations.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with managements’ plans to mitigate the going concern and managements’ disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021

Houston, TX

July 14, 2022

Rest EZ Inc.

BALANCE SHEETS

	March 31,	March 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$431	$12,350
Deposits	405,000	80,150
Inventory	2,550	26,450
Total Current Assets	407,981	118,950

Total Assets	407,981	118,950

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Income taxes payable	41,687	-
Loan from related party	118,450	133,061
Total current liabilities	160,137	133,061

Stockholders' equity (deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2022 and 2021	20,000	20,000
Additional paid-in capital	111,291	21,307
Retained earnings (Accumulated deficit)	116,553	(55,418)
Total stockholders' equity (deficit)	247,844	(14,111)

Total liabilities and stockholders' equity (deficit)	$407,981	$118,950

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	March 31,	March 31,
	2022	2021

Revenue	$519,443	$105,000
Cost of goods sold	269,050	105,000
Gross profit	250,393	-

Operating expenses:
General and administrative	26,751	12,580

Total operating expenses	26,751	12,580

Net Operating Income (loss)	223,642	(12,580)

Other income (expense):
Interest expense	(9,984)	(10,642)
Total other expense	(9,984)	(10,642)

Income (loss) before provision for income taxes	213,658	(23,222)

Provision for income taxes	(41,687)	-

Net income (loss)	$171,971	$(23,222)

Net income (loss) per share - basic	$0.01	$(0.00)

Net income (loss) per share - diluted	$0.01	$(0.00)

Weighted average shares outstanding - basic	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$171,971	$(23,222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Imputed interest on related party loan	9,984	10,642

Changes in assets and liabilities:
Deposits	(324,850)	(80,150)
Inventory	23,900	105,000
Bank overdraft	-	(6)
Income tax payable	41,687	-
Net cash provided by operating activities	(77,308)	12,264

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	80,000	-
Due to related party	(14,611)	86
Net cash provided by financing activities	65,389	86

Net increase (decrease) in cash and cash equivalents	(11,919)	12,350

Cash and cash equivalents at beginning of period	12,350	-

Cash and cash equivalents at end of period	$431	$12,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Total
			Additional		Stockholder's
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2020	20,000,000	$20,000	$10,665	$(32,196)	$(1,531)
Imputed interest on related party loan	-	-	10,642	-	10,642
Net income (loss) for the year ended March 31, 2021	-	-	-	(23,222)	(23,222)
Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)

Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)
Imputed interest on related party loan	-	-	9,984	-	9,984
Proceeds from contributed capital	-	-	80,000	-	80,000
Net income (loss) for the year ended March 31, 2022	-	-	-	171,971	171,971
Balance, March 31, 2022	20,000,000	$20,000	$111,291	$116,553	$247,844

See notes to consolidated financial statements.

Rest EZ Inc.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At March 31, 2022 and 2021, there were no dilutive securities excluded from the calculation of fully-diluted loss per share because the effect would have been anti-dilutive.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2022 and 2021, the Company's bank deposits did not exceed the insured amounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and deposits on inventory. The Company places its cash in quality financial institutions; at times, such investments may be in excess of applicable government mandated insurance limit. During the years March 31, 2022 and 2021, one customer accounted for 100% of the Company’s total sales.

Stock-Based Compensation

As of March 31, 2022, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

All revenue during the years ended March 31, 2022 and 2021 was from product sales.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of March 31, 2022 and 2021.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2022, the Company had net income of $171,971. As of March 31, 2022, the Company had net working capital of $247,844 and retained earnings of $116,553. The Company’s sales have all been from one customer. Without additional capital and without increasing its customer base, the Company may not be able to remain in business.

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

Note 4. Deposits

The Company deposits funds with its supplier in advance of inventory purchases. The amount of outstanding deposits at March 31, 2022 and 2021 was $405,000 and $80,150, respectively.

Note 5. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At March 31, 2022 and 2021, inventory consisted of the following:

	March 31, 2022	March 31, 2021
Finished Goods Inventory	$2,550	$26,450

Note 6. Loan from Related Party

As of March 31, 2022, Brandon Sosa, President and sole shareholder of the Company, had loaned the Company the amount of $118,450, net of repayments of $35,208, for operating capital. During the year ended March 31, 2022, the Company received funds in the amount of $8,914 and made repayments in the amount $23,525 on this loan. As of March 31, 2021, Mr. Sosa had loaned the Company the amount of $133,061, net of repayments of $11,683. During the year ended March 31, 2021, the Company received funds in the amount of $94 and made repayments in the amount $8 on this loan.

The Company imputed interest on this loan at the rate of 8% per year. During the years ended March 31, 2022 and 2021, the Company recorded interest in the amount of $9,984 and $10,642, respectively, on this loan and charged these amounts to additional paid-in capital.

Note 7. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of March 31, 2022 and 2021, there were 20,000,000 shares of common stock outstanding.

During the years ended March 31, 2022 and 2021, the Company charged the amounts of $9,984 and $10,642 respectively, to additional paid-in capital pursuant to a loan from Brand Sosa, the Company’s President. See note 6.

On May 26, 2021, the Company filed a Form S-1 with the Securities Exchange Commission in order to register the Company’s currently outstanding 20,000,000 shares of common stock. This registration statement became effective on July 19, 2021.

During the year ended March 31, 2022, Brandon Sosa, the Company’s founder and CEO, sold 8,000,000 shares of common stock he personally owned to outside investors at a price of $0.01 per share. Proceeds in the net amount of $80,000 were contributed to the Company, and are recorded as contributed capital on the Company’s statement of stockholder’s equity (deficit) at March 31, 2022. Previous to this sale of shares, Mr. Sosa owned 20,000,000 shares of the Company’s common stock; subsequent to this sale of shares, Mr. Sosa owned 12,000,000 shares of the Company’s common stock.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended March 31, 2022 and 2021.

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The components of the income tax provision include:

	Year ended March 31,
	2022	2021
Net income (loss)	213,658	(23,222)
Effective tax rate	26%	26%
Tax at statutory rate	55,551	(6,038)
Change in valuation allowance	(13,864)	6,038
Provision for income tax	41,687	-

At March 31, 2022 and 2021, the Company had a net operating loss carryforward in the amount of $0 and $53,322, respectively.

Note 9. Related Party Transactions

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by the Company’s CEO.

See notes 6 and 7 for disclosure of additional related party transactions.

Note 10. Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2022 through the date these financial statements were issued and noted no items requiring disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our executive officers and directors.

Name	Age	Positions
Brandon Sosa	45	Chief Executive Officer, President, and Director

Brandon Sosa, CEO, President, and sole director, founded Rest EZ, Inc. in 2016 as President and CEO, to provide his professional experience and expertise gained over the past 8 years, in the supplement industry. Mr. Sosa is considered a professional in his field; he has been associated with some of the most recognized companies in natural supplement industries involved in health and fitness. Mr. Sosa has a bachelor’s degree in Business and Engineering.

Audit Committee

The Company does not presently have an Audit Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

The Audit Committee will be empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

The Company does not presently have a Compensation Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees.

Independent Director

Our Board of Directors currently consists of only Brandon Sosa. We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprise of independent directors. We do not have independent director(s) at this time.

Corporate Governance Committee

The Company does not presently have a Corporate Governance Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Corporate Governance Committee.

The Corporate Governance Committee will be responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to our Board of Directors concerning corporate governance matters.

Nominating Committee

The Company does not have a Nominating Committee and the full Board acts in such capacity.

Code of Ethics

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees. As of the date of this Report, our sole director is also our Chief Executive Officer.

Delinquent Section 16(a) Reports

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act; therefore, this Item is not applicable.

Item 11. Executive Compensation.

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officer below. The following table summarizes all compensation for the years ended March 31, 2022 and 2021.

Summary Compensation Table

Name and
Principal	Fiscal			Total
Position	Year	Salary	Bonus	Compensation

Brandon Sosa,	2022	$-	$-	$-
CEO, President, CFO, and Secretary	2021	$-	$-	$-

Compensation Of Directors

The Company’s sole Director does not currently receive compensation for his services as director, but we plan to reimburse him for expenses incurred in attending board meetings.

Stock Incentive Plan

At present, we do not have a stock incentive plan in place. We have not granted any options to the Company’s director and/or officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of June 28, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)
Brandon Sosa (2)	12,000,000	60%

(1)

Applicable percentages are based on 20,000,000 shares of common stock outstanding as of June 28, 2022. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

(2)	Mr. Sosa is our Chief Executive Officer and sole director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended March 31, 2022 and 2021, the Company’s CEO has contributed capital from the sale of stock and provided cash advances to the Company, for operations purposes. The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is provided to the Company free of charge by the Company’s CEO.

Item 14. Principal Accountant Fees and Services.

M&K CPA’s, PLLC served as our independent auditors for the fiscal years ended March 31, 2022 and 2021 and for the first two quarters of fiscal 2022.

MaughanSullivan LLC served as our independent auditors for the third quarter of fiscal 2022.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	March 31,	March 31,
	2022	2021
Audit fees	$4,250	$7,500
Tax fees	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$4,250	$7,500

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial Statements

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page 16 are hereby incorporated by reference.

(b) Exhibits

The following exhibits are filed as part of this Annual Report.

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

* Previously filed with the Company's Form S-1 filed with the Securities and Exchange Commission on May 26, 2021.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rest EZ, Inc.

Date: July 14, 2022	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2022	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)