Form 10-Q
period 2022-06-30
REST EZ Inc.
filed 2022-08-23
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2022

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                               to                             .

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

As of August 12, 2022, there were 20,000,000 shares of the registrant’s common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REST EZ, INC.

BALANCE SHEETS

	June 30,	March 31,
	2022	2022
ASSETS
Current assets

Cash and cash equivalents	$5,035	$431
Deposits	405,000	405,000
Inventory	2,550	2,550
Total Current Assets	412,585	407,981

Total Assets	412,585	407,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Income taxes payable	41,687	41,687
Loan from related party	127,050	118,450
Total current liabilities	168,737	160,137

Stockholders' equity

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2022 and March 31, 2022	20,000	20,000
Additional paid-in capital	113,832	111,291
Retained earnings	110,016	116,553
Total stockholders' equity	243,848	247,844

Total liabilities and stockholders' equity	$412,585	$407,981

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2022	2021

Revenue	$-	$174,443
Cost of goods sold	-	104,050
Gross profit	-	70,393

Operating expenses:
General and administrative	3,996	10,053

Total operating expenses	3,996	10,053

Net Operating Income (loss)	(3,996)	60,340

Other income (expense):
Interest expense	(2,541)	(2,661)
Total other expense	(2,541)	(2,661)

Income (loss) before provision for income taxes	(6,537)	57,679

Provision for income taxes	-	-

Net income (loss)	$(6,537)	$57,679

Net income (loss) per share - basic	$(0.00)	$0.00

Net income (loss) per share - diluted	$(0.00)	$0.00

Weighted average shares outstanding - basic	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended June 30, 2022 and 2021

					Total
			Additional		Stockholder's
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)

Imputed interest on related party loan	-	-	2,661	-	2,661
Net income (loss) for the year ended March 31, 2021	-	-	-	57,679	57,679
Balance, June 30, 2021	20,000,000	$20,000	$23,968	$2,261	$46,229

Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)
Imputed interest on related party loan	-	-	9,984	-	9,984
Proceeds from contributed capital	-	-	80,000	-	80,000
Net income (loss) for the year ended March 31, 2022	-	-	-	171,971	171,971
Balance, March 31, 2022	20,000,000	$20,000	$111,291	$116,553	$247,844

Imputed interest on related party loan	-	-	2,541	-	2,541
Net income (loss) for the year ended March 31, 2022	-	-	-	(6,537)	(6,537)
Balance, June 30, 2022	20,000,000	$20,000	$113,832	$110,016	$243,848

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,537)	$57,679
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Imputed interest on related party loan	2,541	2,661

Changes in assets and liabilities:
Deposits	-	(84,850)
Inventory	-	23,900
Net cash used in operating activities	(3,996)	(610)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	8,600	-
Net cash provided by financing activities	8,600	-

Net increase (decrease) in cash and cash equivalents	4,604	(610)

Cash and cash equivalents at beginning of period	431	12,350

Cash and cash equivalents at end of period	$5,035	$11,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2022

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

The Company’s year-end is March 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with United States generally accepted accounting principles and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended March 31, 2022 contained in the Company’s annual report on 10-K filed with the SEC on July 14, 2022.

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

There was no revenue during the three months ended June 30, 2022; all revenue during the three months ended June 30, 2021 was from product sales.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $5,035 and $431 as of June 30, 2022 and March 31, 2022, respectively. There were no cash equivalents as of June 30, 2022 and March 31, 2022. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At June 30, 2022 and March 31, 2022, cash in excess of the insured amount was $0.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2022 and March 31, 2022.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of June 30, 2022 and March 31, 2022.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2022, the Company had a net loss of $6,537. As of June 30, 2022, the Company had net working capital of $243,848 and retained earnings of $110,016. The Company has begun to recognize revenue. Without additional capital, the Company may not be able to remain in business.

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

Note 4. Deposits

The Company deposits funds with its supplier in advance of inventory purchases. The amount of outstanding deposits at June 30, 2022 and March 31, 2022 was $405,000.

Note 5. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At June 30, 2022 and March 31, 2022, inventory consisted of the following:

	June 30, 2022	March 31, 2022
Finished Goods Inventory	$2,550	$2,550

Note 6. Related Party Transactions

As of June 30, 2022 and March 31, 2022, Brandon Sosa, President and sole shareholder of the Company, had loaned the Company the amount of $127,050, and $118,450, respectively, for operating capital. During the three months ended June 30, 2022 and 2021, the Company charged to operations the amount of $2,541 and $2,661, respectively, as imputed interest on these loans.

During the year ended March 31, 2022, the Company’s founder and CEO sold 8,000,000 shares of common stock he personally owned to outside investors and contributed the proceeds in the amount of $80,000 to the Company. This amount is recorded as proceeds from contributed capital on the Company’s statement of changes in stockholder’s equity. See note 7.

Note 7. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of June 30, 2022 and March 31, 2022, there were 20,000,000 shares of common stock outstanding.

During the year ended March 31, 2022, Brandon Sosa, the Company’s founder and CEO, sold 8,000,000 shares of common stock he personally owned to outside investors at a price of $0.01 per share. See note 6. Proceeds in the net amount of $80,000 were contributed to the Company, and are recorded as contributed capital on the Company’s statement of stockholder’s equity. Previous to this sale of shares, Mr. Sosa owned 20,000,000 shares of the Company’s common stock; subsequent to this sale of shares, Mr. Sosa owned 12,000,000 shares of the Company’s common stock.

On October 17, 2016, the Company issued 20,000,000 shares of common stock to Brandon Sosa, the Company’s President, in exchange for $20,000.

On May 26, 2021, the Company filed a Form S-1 with the Securities Exchange Commission in order to register the Company’s currently outstanding 20,000,000 shares of common stock. This registration statement became effective on July 19, 2021.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended June 30, 2022.

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

Note 9. Subsequent Events

The Company has evaluated events occurring subsequent to June 30, 2022 through the date these financial statements were issued and noted no items requiring disclosure.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 77,694 bottles for $664,943 in total sales, with an retained earnings of $110,016 through June 30, 2022.

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

Results of Operations

The Company had a gross profit of $0 and $70,393 during the three months ended June 30, 2022 and 2021, respectively. Selling, general and administrative expenses were $3,996 and $10,053 for the three months ended June 30, 2022 and 2021, respectively. Interest expense, which consisted of imputed interest on related party loans, was $2,541 and $2,661 for the three months ended June 30, 2022 and 2021, respectively. This resulted in the company generating a net loss of $6,537 during the current period, compared to net income of $57,679 in the prior year.

Liquidity and Capital Resources

For the three months ended June 30, 2022, cash used in operating activities was $3,996, compared to $610 for the three months ended June 30, 2021. For the three months ended June 30, 2022, cash provided by financing activities was $8,600, consisting of proceeds due to related party for operating expenses. Cash provided by financing activities for the three months ended June 30, 2021 was $0.

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

Rest EZ, Inc.

Date: August 22, 2022	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: August 22, 2022	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)