Form 10-Q
period 2022-09-30
REST EZ Inc.
filed 2022-11-21
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2022

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

As of November 10, 2022, there were 20,000,000 shares of the registrant’s common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REST EZ, INC.

BALANCE SHEETS

	September 30,	March 31,
	2022	2022
ASSETS	(unaudited)
Current assets
Cash	$42	$431
Deposits	405,000	405,000
Inventory	2,550	2,550
Total current assets	407,592	407,981

Total assets	407,592	407,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Income taxes payable	41,687	41,687
Loan from related party	127,179	118,450
Total current liabilities	168,866	160,137

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2022 and March 31, 2022	20,000	20,000
Additional paid-in capital	116,376	111,291
Retained earnings	102,350	116,553
Total stockholders' equity	238,726	247,844

Total liabilities and stockholders' equity	$407,592	$407,981

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$174,443
Cost of goods sold	-	-	-	104,050
Gross profit	-	-	-	70,393

Operating expenses:
General and administrative	5,122	3,857	9,118	13,910

Total operating expenses	5,122	3,857	9,118	13,910

Net Operating Income (loss)	(5,122)	(3,857)	(9,118)	56,483

Other income (expense):
Interest expense	(2,544)	(2,651)	(5,085)	(5,312)
Total other expense	(2,544)	(2,651)	(5,085)	(5,312)

Income (loss) before provision for income taxes	(7,666)	(6,508)	(14,203)	51,171

Provision for income taxes	-	-	-	-

Net income (loss)	$(7,666)	$(6,508)	$(14,203)	$51,171

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$0.00

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding - basic	20,000,000	20,000,000	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended September 30, 2022 and 2021

					Total
	Common Stock		Additional		Stockholder's
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	20,000,000	$20,000	$23,968	$2,261	$46,229
Imputed interest on related party loan	-	-	2,651	-	2,651
Proceeds from contributed capital	-	-	62,400	-	62,400
Net income (loss) for the three months ended September 30, 2021	-	-	-	(6,508)	(6,508)
Balance, September 30, 2021	20,000,000	$20,000	$89,019	$(4,247)	$104,772

Balance, June 30, 2022	20,000,000	$20,000	$113,832	$110,016	$243,848
Imputed interest on related party loan	-	-	2,544	-	2,544
Net income (loss) for the three months ended September 30, 2022	-	-	-	(7,666)	(7,666)
Balance, September 30, 2022	20,000,000	$20,000	$116,376	$102,350	$238,726

For the Six Months Ended September 30, 2022 and 2021

					Total
	Common Stock		Additional		Stockholder's
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)
Imputed interest on related party loan	-	-	5,312	-	5,312
Proceeds from contributed capital	-	-	62,400	-	62,400
Net income (loss) for the six months ended September 30, 2021	-	-	-	51,171	51,171
Balance, September 30, 2021	20,000,000	$20,000	$89,019	$(4,247)	$104,772

Balance, March 31, 2022	20,000,000	$20,000	$111,291	$116,553	$247,844
Imputed interest on related party loan	-	-	5,085	-	5,085
Net income (loss) for the six months ended September 30, 2022	-	-	-	(14,203)	(14,203)
Balance, September 30, 2022	20,000,000	$20,000	$116,376	$102,350	$238,726

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,203)	$51,171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Imputed interest on related party loan	5,085	5,312

Changes in assets and liabilities:
Deposits	-	(84,850)
Inventory	-	23,900
Deferred revenue	-	345,000
Net cash provided by (used in) operating activities	(9,118)	340,533

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	-	62,400
Due to related party	8,729	(525)
Net cash provided by financing activities	8,729	61,875

Net increase (decrease) in cash	(389)	402,408

Cash at beginning of period	431	12,350

Cash at end of period	$42	$414,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2022

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

There was no revenue during the six months ended September 30, 2022; all revenue during the six months ended September 30, 2021 was from product sales.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $42 and $431 as of September 30, 2022 and March 31, 2022, respectively. There were no cash equivalents as of September 30, 2022 and March 31, 2022. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At September 30, 2022 and March 31, 2022, cash in excess of the insured amount was $0.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2022 and March 31, 2022.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2022 and March 31, 2022.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2022, the Company had a net loss of $14,203. As of September 30, 2022, the Company had net working capital of $238,726 and retained earnings of $102,350. The Company has begun to recognize revenue, but without additional capital, the Company may not be able to remain in business. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, which may include loans from related parties, and (iii) its ability to generate profits from the Company’s future operations.

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

Achievement of the Rest EZ, Inc.’s business objective is basically dependent upon the judgment, skill and knowledge of the Company’s management. Mr. Sosa is currently the Company’s sole executive officer and director. There can be no assurance that a suitable replacement could be found for our sole executive officer and director upon his retirement, resignation, inability to act on our behalf, or death.

Note 4. Deposits

The Company deposits funds with its supplier in advance of inventory purchases. The amount of outstanding deposits at September 30, 2022 and March 31, 2022 was $405,000.

Note 5. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At September 30, 2022 and March 31, 2022, inventory consisted of the following:

	September 30, 2022	March 31, 2022
Finished Goods Inventory	$2,550	$2,550

Note 6. Related Party Transactions

As of September 30, 2022 and March 31, 2022, Brandon Sosa, President and sole stockholder of the Company, had loaned the Company the amount of $127,176, and $118,450, respectively, for operating capital. During the six months ended September 30, 2022 and 2021, the Company charged to operations the amount of $5,085 and $5,312, respectively, as imputed interest on these loans.

During the six months ended September 30, 2021, the Company’s founder and CEO sold 6,240,000 shares of common stock he personally owned to outside investors and contributed the proceeds in the amount of $62,400 to the Company. This amount is recorded as proceeds from contributed capital on the Company’s statement of changes in stockholder’s equity. See note 7.

Note 7. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of September 30, 2022 and March 31, 2022, there were 20,000,000 shares of common stock outstanding.

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

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2022.

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

Note 9. Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2022 through the date these financial statements were issued and noted no items requiring disclosure.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 77,694 bottles for $664,943 in total sales, with an retained earnings of $102,350 through September 30, 2022.

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

Results of Operations

The Company had a gross profit of $0 and $70,393 during the six months ended September 30, 2022 and 2021, respectively. Selling, general and administrative expenses were $9,118 and $13,910 for the six months ended September 30, 2022 and 2021, respectively. Interest expense, which consisted of imputed interest on related party loans, was $5,085 and $5,312 for the six months ended September 30, 2022 and 2021, respectively. This resulted in the company generating a net loss of $14,203 during the current period, compared to net income of $51,171 in the prior year.

Liquidity and Capital Resources

For the six months ended September 30, 2022, cash used in operating activities was $9,118, compared to cash provided by operating activities of $340,533, consisting primarily of an increase in deferred revenue of $345,000 and a decrease in deposits of $84,850, for the six months ended September 30, 2021. For the six months ended September 30, 2022, cash provided by financing activities was $8,729, consisting of proceeds due to related party for operating expenses. Cash provided by financing activities for the six months ended September 30, 2021 was $61,875, consisting of proceeds from contributed capital of $62,400 offset by repayments of related party debt of $525.

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

Rest EZ, Inc.

Date: November 21, 2022	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2022	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)