Form 10-Q
period 2022-12-31
REST EZ Inc.
filed 2023-02-14
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2022

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

As of February 8, 2023, there were 20,000,000 shares of the registrant’s common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REST EZ, INC.

BALANCE SHEETS

	December 31,	March 31,
	2022	2022
ASSETS	(unaudited)
Current assets
Cash	$177	$431
Deposits	405,000	405,000
Inventory	2,550	2,550
Total current assets	407,727	407,981

Total assets	407,727	407,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	96	-
Income taxes payable	41,687	41,687
Loan from related party	129,279	118,450
Total current liabilities	171,062	160,137

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2022 and March 31, 2022	20,000	20,000
Additional paid-in capital	118,962	111,291
Retained earnings	97,703	116,553
Total stockholders' equity	236,665	247,844

Total liabilities and stockholders' equity	$407,727	$407,981

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021

Revenue	$-	$345,000	$-	$519,443
Cost of goods sold	-	165,000	-	269,050
Gross profit	-	180,000	-	250,393

Operating expenses:
General and administrative	2,061	9,875	11,179	23,785

Total operating expenses	2,061	9,875	11,179	23,785

Net Operating Income (loss)	(2,061)	170,125	(11,179)	226,608

Other income (expense):
Interest expense	(2,586)	(2,303)	(7,671)	(7,615)
Total other expense	(2,586)	(2,303)	(7,671)	(7,615)

Income (loss) before provision for income taxes	(4,647)	167,822	(18,850)	218,993

Provision for income taxes	-	-	-	-

Net income (loss)	$(4,647)	$167,822	$(18,850)	$218,993

Net income (loss) per share - basic	$(0.00)	$0.01	$(0.00)	$0.01

Net income (loss) per share - diluted	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average shares outstanding - basic	20,000,000	20,000,000	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended December 31, 2022 and 2021

					Total
	Common Stock		Additional		Stockholder's
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2021	20,000,000	$20,000	$89,019	$(4,247)	$104,772
Imputed interest on related party loan	-	-	2,303	-	2,303
Proceeds from contributed capital	-	-	17,600	-	17,600
Net income (loss) for the three months ended December 31, 2021	-	-	-	167,822	167,822
Balance, December 31, 2021	20,000,000	$20,000	$108,922	$163,575	$292,497

Balance, September 30, 2022	20,000,000	20,000	$116,376	$102,350	$238,726
Imputed interest on related party loan	-	-	2,586	-	2,586
Net income (loss) for the three months ended December 31, 2022	-	-	-	(4,647)	(4,647)
Balance, December 31, 2022	20,000,000	$20,000	$118,962	$97,703	$236,665

For the Nine Months Ended December 31, 2022 and 2021

					Total
	Common Stock		Additional		Stockholder's
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)
Imputed interest on related party loan	-	-	7,615	-	7,615
Proceeds from contributed capital	-	-	80,000	-	80,000
Net income (loss) for the nine months ended December, 2021	-	-	-	218,993	218,993
Balance, December 31, 2021	20,000,000	$20,000	$108,922	$163,575	$292,497

Balance, March 31, 2022	20,000,000	$20,000	$111,291	$116,553	$247,844
Imputed interest on related party loan	-	-	7,671	-	7,671
Net income (loss) for the nine months ended December 31, 2022	-	-	-	(18,850)	(18,850)
Balance, December 31, 2022	20,000,000	$20,000	$118,962	$97,703	$236,665

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,850)	$218,993
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Imputed interest on related party loan	7,671	7,615

Changes in assets and liabilities:
Deposits	-	(324,850)
Inventory	-	23,900
Accounts payable	96	-
Net cash provided by (used in) operating activities	(11,083)	(74,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	-	80,000
Proceeds from (repayments of) related party debt	10,829	(17,925)
Net cash provided by financing activities	10,829	62,075

Net decrease in cash and cash equivalents	(254)	(12,267)

Cash and cash equivalents at beginning of period	431	12,350

Cash and cash equivalents at end of period	$177	$83

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2022

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosure of contingent liabilities in advance of all conditions being met at the date of the financial statements. Actual results could differ from those estimates.

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

We adopted ASC Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue. Under ASC 606, the Company recognizes revenue from the commercial sales of products by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied.

There was no revenue during the nine months ended December 31, 2022; all revenue during the nine months ended December 31, 2021 was from product sales.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $177 and $431 as of December 31, 2022 and March 31, 2022, respectively. There were no cash equivalents as of December 31, 2022 and March 31, 2022. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At December 31, 2022 and March 31, 2022, cash in excess of the insured amount was $0.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2022 and March 31, 2022.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of December 31, 2022 and March 31, 2022.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2022, the Company had a net loss of $18,850. As of December 31, 2022, the Company had net working capital of $236,665 and retained earnings of $97,703. The Company has begun to recognize revenue, but without additional capital, the Company may not be able to remain in business. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, which may include loans from related parties, and (iii) its ability to generate profits from the Company’s future operations.

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

Note 4. Deposits

The Company deposits funds with its supplier in advance of inventory purchases. The amount of outstanding deposits at December 31, 2022 and March 31, 2022 was $405,000.

Note 5. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At December 31, 2022 and March 31, 2022, inventory consisted of the following:

	December 31, 2022	March 31, 2022
Finished Goods Inventory	$2,550	$2,550

Note 6. Related Party Transactions

As of December 31, 2022 and March 31, 2022, Brandon Sosa, President and sole stockholder of the Company, had loaned the Company the amount of $129,279 and $118,450, respectively, for operating capital. During the nine months ended December 31, 2022 and 2021, the Company charged to operations the amount of $7,671 and $7,615, respectively, as imputed interest on these loans.

During the nine months ended December 31, 2021, the Company’s founder and CEO sold 8,000,000 shares of common stock he personally owned to outside investors and contributed the proceeds in the amount of $80,000 to the Company. This amount is recorded as proceeds from contributed capital on the Company’s statement of changes in stockholder’s equity. See note 7.

Note 7. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of December 31, 2022 and March 31, 2022, there were 20,000,000 shares of common stock outstanding.

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

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended December 31, 2022.

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

At December 31, 2022 and March 31, 2022, the Company had a net operating loss carryforward in the amount of $0.

Note 9. Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2022 through the date these financial statements were issued and noted no items requiring disclosure.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 77,694 bottles for $664,943 in total sales, with an retained earnings of $97,703 through December 31, 2022.

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

Results of Operations

For the three months ended December 31, 2022 and 2021, the Company had a gross profit of $0 and $180,000, respectively. Selling, general and administrative expenses were $2,061 and $9,875 for the three months ended December 31, 2022 and 2021, respectively. Interest expense, which consisted of imputed interest on related party loans, was $2,586 and $2,303 for the three months ended December 31, 2022 and 2021, respectively. This resulted in the company generating a net loss of $4,647 during the three months ended December 31, 2022, compared to net income of $167,822 during the three months ended December 31, 2021.

For the nine months ended December 31, 2022 and 2021, the Company had a gross profit of $0 and $250,393, respectively. Selling, general and administrative expenses were $11,179 and $23,785 for the nine months ended December 31, 2022 and 2021, respectively. Interest expense, which consisted of imputed interest on related party loans, was $7,671 and $7,615 for the nine months ended December 31, 2022 and 2021, respectively. This resulted in the company generating a net loss of $18,850 during the nine months ended December 31, 2022, compared to net income of $218,993 during the nine months ended December 31, 2021.

Liquidity and Capital Resources

For the nine months ended December 31, 2022, cash used in operating activities was $11,083, consisting of our net loss of $18,850, interest on related party debt of $7,671 and an increase in accounts payable of $96; compared to $74,342, consisting of net income of $218,993, imputed interest on related party debt of $7,615, a decrease in deposits of $324,850, and an increase in inventory of $23,900, for the nine months ended December 31, 2021. For the nine months ended December 31, 2022, cash provided by financing activities was $10,829, consisting of proceeds from related party debt for operating expenses. Cash provided by financing activities for the nine months ended December 31, 2021 was $62,075, consisting of proceeds from contributed capital of $80,000 offset by repayments of related party debt of $17,925.

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

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2022 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2022.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

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

Rest EZ, Inc.

Date: February 14, 2023	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2023	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)