Form 10-K
period 2023-03-31
REST EZ Inc.
filed 2023-09-07
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 333-256498

REST EZ, INC.

(Exact name of registrant as specified in its charter)

Wyoming	82-4268982
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates on September 30, 2022, the last business day of the registrant's most recently completed second quarter, was $80,000.

As of September 1, 2023, there were 20,000,000 shares of the registrant’s common stock outstanding.

PART I

Item 1. Description of Business.

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

The Company believes that by offering only its quality Sleep Aid soft gel capsule and superior service to its customers, we will be able to generate more customers. Nevertheless, many of our competitors have significantly greater financial and other resources, as well as greater managerial capabilities, than we do and are therefore, in certain respects, in a better position than we are to provide soft gel capsules. We believe our ability to compete will depend upon many factors both within and outside our control, including, but not limited to pricing, the timing and market acceptance of soft gel caps, and services. We will face direct competition from several online, direct marketing, privately held companies.

Current Business Focus

The Company’s business focus is to market the Sleep Aid soft gel capsules at a reasonable price to the largest percentage of the target market population as possible.  The Company believes that the ability to deliver a quality product that few other companies and/or individuals produce is the main factor in generating a customer base and fostering repeat customers.

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

Competitive Advantages

Experienced Management

The Company believes that it has experienced management. Our sole Director and executive officer, Mr. Sosa has over 8 years of experience in the health supplements industries and as such is very knowledgeable about energy supplements. The Company believes that the knowledge, relationships, reputation and successful track record of its management will help to build and maintain its client base.

High Quality Product

The Company believes that its ability to provide quality soft gel capsules is one of its key advantages. Through a quality product, the Company will develop a strong customer base, repeat customers and an elevated reputation.

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

As of March 31, 2023, we had a working capital deficit of $170,564. The Company believes it does not have enough capital to sustain business operations for 12 months without any additional capital needed. Mr. Sosa has indicated he would be able to fund another $100,000 if the company needs further assistance, but there is always the possibility that the company will need additional sources of financing in the future, as a result, an investment in our securities represents some risk and you may lose all or part of your entire investment.

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

We may incur significant costs associated with our public Company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain directors and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

The Company’s operating results are expected to fluctuate in the future based on a number of factors, many of which are not in its control. The Company’s operating expenses primarily include marketing and general administrative expenses that are relatively fixed in the short term. If our revenues are lower than we expect because demand for our product diminishes, or if we experience an increase in defaults among approved advertising applicants, or for any other reasons, we may not be able to quickly return to acceptable revenue levels.

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

The offering price of the common stock was arbitrarily determined, and therefore should not be used as an indicator of the future market price of the securities. Therefore, the offering price bears no relationship to our actual value and may make our shares difficult to sell.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,000,000 shares of common stock, par value $0.001 per share.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Holders

As of September 1, 2023, 20,000,000 shares of our common stock were issued and outstanding and held by 65 holders of record.

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

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, operating right of use assets and liabilities, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers and has sold 77,694 bottles for $664,943 in total sales through March 31, 2023.

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

Rest EZ, Inc. has nothing proprietary about their product. At this time, Rest EZ, Inc. has no intellectual properties in connection with the capsules. However, we believe our product is superior to that of the competition due to the product being in a soft gel form, avoiding substantial product breakdown before digestion as happens with many competitors’ products.

The competition for and difficulty in selling a sleeping aid supplement product may affect our ability to maintain profitable operations in the future. Companies that are engaged in this product market include large, established companies with substantial capabilities and long earnings records.

The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. Company financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. Achievement of Rest EZ, Inc.’s business objective is basically dependent upon the judgment, skill and knowledge the Company’s management. Mr. Sosa is currently the Company’s sole executive officer and director. There can be no assurance that a suitable replacement could be found for our sole executive officer and director upon his retirement, resignation, inability to act on our behalf, or death. Should the Company be unable to raise additional financing it would be unable to remain in business.

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

Results of Operations

During the year ended March 31, 2023, the Company did not generate any sales; compared to sales of $519,443, with cost of sales of $269,050 during the year ended March 31, 2022. Selling, general and administrative costs were $13,408 and $26,751 for the years ended March 31, 2023 and 2022, respectively. During the year ended March 31, 2023, the Company recorded an impairment on vendor deposit of $405,000 to write-off a deposit on inventory that has not yet been received. Interest expense, which consisted of imputed interest on related party loans, was $10,298 and $9,984 for the years ended March 31, 2023 and 2022, respectively. During the year ended March 31, 2023, the Company recorded a provision for income taxes in the amount of $0 compared to $41,687 during the prior year. The company recorded a net loss of $(428,706) during the year ended March 31, 2023, compared to net income of $171,971 during the year ended March 31, 2022.

Liquidity and Capital Resources

For the year ended March 31, 2023, cash used in operating activities was $13,312, compared to cash used in operating activities of $77,308 for the year ended March 31, 2022. For the year ended March 31, 2023, cash provided by financing activities was $12,925, consisting of proceeds from related party debt. Cash provided by financing activities for the year ended March 31, 2022 was $65,389, consisting of $80,000 of contributed capital from the sale of common stock partially offset by $14,611 for the payment of related party debt.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rest EZ Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rest EZ Inc. (the Company) as of March 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two-year periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021

Houston, TX

September 5, 2023

Rest EZ Inc.

BALANCE SHEETS

	March 31,	March 31,
	2023	2022
ASSETS
Current assets
Cash	$44	$431
Deposits	-	405,000
Inventory	2,550	2,550
Total Current Assets	2,594	407,981

Total Assets	2,594	407,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	96	-
Income taxes payable	41,687	41,687
Loan from related party	131,375	118,450
Total current liabilities	173,158	160,137

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2023 and 2022	20,000	20,000
Additional paid-in capital	121,589	111,291
Retained earnings	(312,153)	116,553
Total stockholders' equity	(170,564)	247,844

Total liabilities and stockholders' equity	$2,594	$407,981

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENTS OF OPERATIONS

	For the
	Year Ended
	March 31,
	2023	2022

Revenue	$-	$519,443
Cost of goods sold	-	269,050
Gross profit	-	250,393

Operating expenses:
General and administrative	13,408	26,751
Impairment of vendor deposit	405,000	-

Total operating expenses	418,408	26,751

Net operating income (loss)	(418,408)	223,642

Other income (expense):
Interest expense	(10,298)	(9,984)
Total other expense	(10,298)	(9,984)

Income (loss) before provision for income taxes	(428,706)	213,658

Provision for income taxes	-	(41,687)

Net income (loss)	$(428,706)	$171,971

Net income (loss) per share - basic	$(0.02)	$0.01

Net income (loss) per share - diluted	$(0.02)	$0.01

Weighted average shares outstanding - basic	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENTS OF CASH FLOWS

	For the
	Year Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(428,706)	$171,971
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Imputed interest on related party loan	10,298	9,984
Impairment of vendor deposit	405,000	-

Changes in assets and liabilities:
Deposits	-	(324,850)
Inventory	-	23,900
Accounts payable	96	-
Income tax payable	-	41,687
Net cash used in operating activities	(13,312)	(77,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	-	80,000
Repayments of related party debt	(6)	(23,525)
Proceeds from related party debt	12,931	8,914
Net cash provided by financing activities	12,925	65,389

Net decrease in cash and cash equivalents	(387)	(11,919)

Cash and cash equivalents at beginning of period	431	12,350

Cash and cash equivalents at end of period	$44	$431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total Stockholder's
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)
Imputed interest on related party loan	-	-	9,984	-	9,984
Proceeds from contributed capital	-	-	80,000	-	80,000
Net income (loss) for the year ended March 31, 2022	-	-	-	171,971	171,971
Balance, March 31, 2022	20,000,000	20,000	$111,291	$116,553	$247,844

Balance, March 31, 2022	20,000,000	$20,000	$111,291	$116,553	$247,844
Imputed interest on related party loan	-	-	10,298	-	10,298
Net income (loss) for the year ended March 31, 2023	-	-	-	(428,706)	(428,706)
Balance, March 31, 2023	20,000,000	$20,000	$121,589	$(312,153)	$(170,564)

See notes to consolidated financial statements.

Rest EZ Inc.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At March 31, 2023 and 2022, there were no dilutive securities excluded from the calculation of fully-diluted loss per share because the effect would have been anti-dilutive.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $44 and $431 as of March 31, 2023 and 2022, respectively. There were no cash equivalents as of March 31, 2023 and 2022. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At March 31, 2023 and 2022, cash in excess of the insured amount was $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and deposits on inventory. The Company places its cash in quality financial institutions; at times, such investments may be in excess of applicable government mandated insurance limit. During the year March 31, 2022, one customer accounted for 100% of the Company’s total sales.

Stock-Based Compensation

As of March 31, 2023, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2023 or 2022.

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

There was no revenue during the year ended March 31, 2023; all revenue during the year ended March 31, 2022 was from product sales.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of March 31, 2023 and 2022.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2023, the Company had a net loss of $428,706. As of March 31, 2023, the Company had a working capital deficit of $170,564 and an accumulated deficit of $312,153. The Company’s sales have all been from one customer. Without additional capital and without increasing its customer base, the Company may not be able to remain in business.

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

Achievement of Rest EZ, Inc.’s business objective is basically dependent upon the judgment, skill and knowledge the Company’s management. Mr. Sosa is currently the Company’s sole executive officer and director. There can be no assurance that a suitable replacement could be found for our sole executive officer and director upon his retirement, resignation, inability to act on our behalf, or death.

Note 4. Deposits

The Company deposits funds with its supplier in advance of inventory purchases. During the year ended March 31, 2023, the Company impaired the vendor deposit in the amount of $405,000 on inventory. The inventory is in partial production, however, the manufacturer is awaiting an ingredient that has not been available and may not become available. The Company impaired the deposit amount because it is unsure whether the inventory will be received. Because the inventory is in partial production, the Company is unable to obtain a refund of the deposit amount. The amount of outstanding deposits at March 31, 2023 and 2022 was $0 and $405,000, respectively.

Note 5. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At March 31, 2023 and 2022, inventory consisted of the following:

	March 31, 2023	March 31, 2022
Finished Goods Inventory	$2,550	$2,550

Note 6. Loan from Related Party

As of March 31, 2023, Brandon Sosa, President and sole shareholder of the Company, had loaned the Company the amount of $131,375, net of repayments of $35,214. During the year ended March 31, 2023, the Company received funds in the amount of $12,931 and made repayments in the amount $6 on this loan. As of March 31, 2022, Mr. Sosa had loaned the Company funds for operating capital the amount of $118,450, net of repayments of $35,208. During the year ended March 31, 2022, the Company received funds in the amount of $8,914 and made repayments in the amount $23,525 on this loan.

The Company imputed interest on this loan at the rate of 8% per year. During the years ended March 31, 2023 and 2022, the Company recorded interest in the amount of $10,298 and $9,984, respectively, on this loan and charged these amounts to additional paid-in capital.

Note 7. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of March 31, 2023 and 2022, there were 20,000,000 shares of common stock outstanding.

During the years ended March 31, 2023 and 2022, the Company charged the amounts of $10,298 and $9,984 respectively, to additional paid-in capital pursuant to a loan from the Company’s President. See note 6.

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

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended March 31, 2023 and 2022.

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

The components of the income tax provision include:

	Year ended March 31,
	2023	2022
Net income (loss)	(428,706)	213,658
Effective tax rate	26%	26%
Tax at statutory rate	(111,464)	55,551
Change in valuation allowance	111,464	(13,864)
Provision for income tax	-	41,687

At March 31, 2023 and 2022, the Company had a net operating loss carryforward in the amount of $268,370 and $0, respectively. The Company has recorded a liability for income taxes payable in the amount of $41,687.

Note 9. Related Party Transactions

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by the Company’s CEO.

See notes 6 and 7 for disclosure of additional related party transactions.

Note 10. Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2023 through the date these financial statements were issued and noted no items requiring disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management previously identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management had previously concluded our internal control over financial reporting was ineffective at the reasonable assurance level. The material weakness with the Company’s internal control is the lack of segregation of duties due to the Company’s small size. As the Company grows, management will hire additional staff in order to address this weakness.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our executive officers and directors.

Name	Age	Positions
Brandon Sosa	46	Chief Executive Officer, President, and Director

Brandon Sosa, CEO, President, and sole director, founded Rest EZ, Inc. in 2016 as President and CEO, to provide his professional experience and expertise gained over the past 8 years, in the supplement industry. Mr. Sosa is considered a professional in his field; he has been associated with some of the most recognized companies in the natural supplements industry involved in health and fitness. Mr. Sosa has a bachelor’s degree in Business and Engineering.

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

Independent Director

Our Board of Directors currently consists of only Brandon Sosa. We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprised of independent directors. We do not have independent directors at this time.

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

Item 11. Executive Compensation.

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officer below. The following table summarizes all compensation for the years ended March 31, 2023 and 2022.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Total Compensation

Brandon Sosa,	2023	$-	$-	$-
CEO, President, CFO, and Secretary	2022	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of September 1, 2023, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)
Brandon Sosa (2)	12,000,000	60%

(1)

Applicable percentages are based on 20,000,000 shares of common stock outstanding as of September 1, 2023. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

(2)	Mr. Sosa is our Chief Executive Officer and sole director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended March 31, 2023 and 2022, the Company’s CEO contributed capital from the sale of stock and provided cash advances to the Company, for operations purposes. The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is provided to the Company free of charge by the Company’s CEO.

Item 14. Principal Accountant Fees and Services.

M&K CPA’s, PLLC served as our independent auditors for the fiscal years ended March 31, 2023 and 2022.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	March 31,	March 31,
	2023	2022
Audit fees	$5,000	$4,250
Tax fees	-	-
Review fees	6,750	-
Total fees paid or accrued to our principal accountant	$11,750	$4,250

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

Rest EZ, Inc.

Date: September 6, 2023	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: September 6, 2023	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)