Form 10-K/A
period 2023-03-31
REST EZ Inc.
filed 2023-09-13
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Rest EZ Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “Original Filing”), for the sole purpose of correcting the date of the Report of Independent Registered Public Accounting Firm. The Annual Report on 10-K is being refiled in its entirety; except as stated, no other changes have been made to the Original Filing.

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

Houston, TX

September 7, 2023

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

Rest EZ, Inc.

Date: September 13, 2023	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2023	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)