Form 10-Q
period 2023-06-30
REST EZ Inc.
filed 2023-09-26
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2023

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

As of September 15, 2023, there were 20,000,000 shares of the registrant’s common stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REST EZ, INC.

BALANCE SHEETS

	June 30,	March 31,
	2023	2023
ASSETS
Current assets
Cash	$78	$44
Inventory	2,550	2,550
Total current assets	2,628	2,594

Total assets	2,628	2,594

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	-	96
Income taxes payable	41,687	41,687
Loan from related party	135,215	131,375
Total current liabilities	176,902	173,158

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2023 and March 31, 2023	20,000	20,000
Additional paid-in capital	123,663	121,589
Accumulated deficit	(317,937)	(312,153)
Total stockholders' deficit	(174,274)	(170,564)

Total liabilities and stockholders' deficit	$2,628	$2,594

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Three Months Ended
	June 30,
	2023	2022

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative	3,710	3,996
Total operating expenses	3,710	3,996

Net operating loss	(3,710)	(3,996)

Other expense:
Interest expense	(2,074)	(2,541)
Total other expense	(2,074)	(2,541)

Loss before provision for income taxes	(5,784)	(6,537)

Provision for income taxes	-	-

Net loss	$(5,784)	$(6,537)

Net loss per share - basic	$(0.00)	$(0.00)

Net loss per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended June 30, 2023 and 2022

					Total
	Common Stock		Additional		Stockholders'
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2022	20,000,000	$20,000	$111,291	$116,553	$247,844
Imputed interest on related party loan	-	-	2,541	-	2,541
Net loss for the three months ended June 30, 2022	-	-	-	(6,537)	(6,537)
Balance, June 30, 2022	20,000,000	$20,000	$113,832	$110,016	$243,848

Balance, March 31, 2023	20,000,000	$20,000	$121,589	$(312,153)	$(170,564)
Imputed interest on related party loan	-	-	2,074	-	2,074
Net loss for the three months ended June 30, 2023	-	-	-	(5,784)	(5,784)
Balance, June 30, 2023	20,000,000	$20,000	$123,663	$(317,937)	$(174,274)

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Three Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,784)	$(6,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	2,074	2,541

Changes in assets and liabilities:
Accounts payable	(96)	-
Net cash used in operating activities	(3,806)	(3,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	3,840	8,600
Net cash provided by financing activities	3,840	8,600

Net decrease in cash and cash equivalents	34	4,604

Cash and cash equivalents at beginning of period	44	431

Cash and cash equivalents at end of period	$78	$5,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2023

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

The Company’s year-end is March 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with United States generally accepted accounting principles and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended March 31, 2023, contained in the Company’s annual report on 10-K/A filed with the SEC on September 13, 2023.

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

There was no revenue during the three months ended June 30, 2023 or 2022.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $78 and $44 as of June 30, 2023 and March 31, 2023, respectively. There were no cash equivalents as of June 30, 2023 and March 31, 2023. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At June 30, 2023 and March 31, 2023, cash in excess of the insured amount was $0.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2023 and March 31, 2023.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of June 30, 2023 and March 31, 2023.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2023, the Company had a net loss of $5,784. As of June 30, 2023, the Company had a net working capital deficit of $174,274 and an accumulated deficit of $317,937. The Company has begun to recognize revenue, but without additional capital, the Company may not be able to remain in business. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, which may include loans from related parties, and (iii) its ability to generate profits from the Company’s future operations.

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

Note 4. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At June 30, 2023 and March 31, 2023, inventory consisted of the following:

	June 30, 2023	March 31, 2023
Finished Goods Inventory	$2,550	$2,550

Note 5. Related Party Transactions

As of June 30, 2023 and March 31, 2023, Brandon Sosa, President and sole stockholder of the Company, had loaned the Company the amount of $135,215 and $131,375, respectively, for operating capital. During the three months ended June 30, 2023 and 2022, the Company charged to operations the amount of $2,074 and $2,541, respectively, as imputed interest on these loans.

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by the Company’s CEO.

Note 6. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of June 30, 2023 and March 31, 2023, there were 20,000,000 shares of common stock outstanding.

During the three months ended June 30, 2023 and 2022, the Company charged the amounts of $2,074 and $2,541 respectively, to additional paid-in capital pursuant to a loan from the Company’s President. See note 5.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended June 30, 2023.

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

As of June 30, 2023 and March 31, 2023, the Company has recorded a liability for income taxes payable in the amount of $41,687.

Note 8. Subsequent Events

The Company has evaluated events occurring subsequent to June 30, 2023 through the date these financial statements were issued and noted no items requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 77,694 bottles for $664,943 in total sales. The Company did not have any sales during the quarter ended June 30, 2023 and had an accumulated deficit of $317,937 as of June 30, 2023.

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

Initial Sales Strategy

We have established a very strong sales approach; our approach utilizes direct sales through Mr. Sosa to our wholesalers and retailers as well as our company’s professional and easy to use web site. Our direct sales will be conducted by Mr. Sosa. He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Mr. Sosa in the past several months. In addition, sales will be done with referrals, distribution by our wholesalers and online marketing at www.RestEz.net.

Description of Property

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by Mr. Sosa. Mr. Sosa is providing his own facility free of charge until the company needs additional space to store inventory exceeding 100,000 bottles. Mr. Sosa indicates he has enough room to store 100,000 bottles of Rest EZ product, so no additional room is needed at this time, or in the near future. There are currently no proposed programs for renovations, improvements or developments of the facility currently in use.

Results of Operations

For the three months ended June 30, 2023 and 2022, the Company had gross profit of $0. General and administrative expenses were $3,710 and $3,996 for the three months ended June 30, 2023 and 2022, respectively. Interest expense, which consisted of imputed interest on related party loans, was $2,074 and $2,541 for the three months ended June 30, 2023 and 2022, respectively. This resulted in the Company generating a net loss of $5,781 and $6,537 during the three months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

For the three months ended June 30, 2023, cash used in operating activities was $3,806, consisting of our net loss of $5,784, interest on related party debt of $2,074 and a decrease in accounts payable of $96; compared to $3,996 consisting of net loss of $6,537 and imputed interest on related party debt of $2,541 for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, cash provided by financing activities was $3,840 and $8,600, respectively, consisting of proceeds from related party debt for operating expenses.

Plan of Operation

We have established a very strong sales approach; our approach utilizes direct sales through Mr. Sosa to our wholesalers and retailers as well as our company’s professional and easy to use web site. Our direct sales will be conducted by Mr. Sosa. He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Mr. Sosa. In addition, sales will be done with referrals, distribution by our wholesalers, and online marketing at www.restez.net.

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

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2023 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2023.

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

Rest EZ, Inc.

Date: September 26, 2023	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: September 26, 2023	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)