Form 10-Q
period 2023-09-30
REST EZ Inc.
filed 2024-01-16
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2023

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

As of January 5, 2024, there were 23,020,033 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REST EZ, INC.

BALANCE SHEETS

	September 30,	March 31,
	2023	2023
ASSETS
Current assets

Cash	$117	$44
Inventory	2,550	2,550
Total Current Assets	2,667	2,594

Total Assets	2,667	2,594

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	-	96
Income taxes payable	41,687	41,687
Loan from related party	148,215	131,375
Total current liabilities	189,902	173,158

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000 shares issued and outstanding as of September 30, 2023 and March 31, 2023	20	20,000
Additional paid-in capital	147,237	121,589
Accumulated deficit	(334,492)	(312,153)
Total stockholders' deficit	(187,235)	(170,564)

Total liabilities and stockholders' deficit	$2,667	$2,594

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	12,961	5,122	16,671	9,118

Total operating expenses	12,961	5,122	16,671	9,118

Net operating loss	(12,961)	(5,122)	(16,671)	(9,118)

Other expense:
Interest expense	(3,594)	(2,544)	(5,668)	(5,085)
Total other expense	(3,594)	(2,544)	(5,668)	(5,085)

Loss before provision for income taxes	(16,555)	(7,666)	(22,339)	(14,203)

Provision for income taxes	-	-	-	-

Net loss	$(16,555)	$(7,666)	$(22,339)	$(14,203)

Net loss per share - basic	$(0.83)	$(0.38)	$(1.12)	$(0.71)

Net loss per share - diluted	$(0.83)	$(0.38)	$(1.12)	$(0.71)

Weighted average shares outstanding - basic	20,000	20,000	20,000	20,000

Weighted average shares outstanding - diluted	20,000	20,000	20,000	20,000

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended September 30, 2023 and 2022

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2022	20,000	$20	$133,812	$110,016	$243,848
Imputed interest on related party loan	-	-	2,544	-	2,544
Net loss for the three months ended September 30, 2022	-	-	-	(7,666)	(7,666)
Balance, September 30, 2022	20,000	$20	$136,356	$102,350	$238,726

Balance, June 30, 2023	20,000	$20	$143,613	$(317,937)	$(174,274)
Imputed interest on related party loan	-	-	3,594	-	3,594
Net loss for the three months ended September 30, 2023	-	-	-	(16,555)	(16,555)
Balance, September 30, 2023	20,000	$20	$147,237	$(334,492)	$(187,235)

For the Six Months Ended September 30, 2023 and 2022

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2022	20,000	$20	$131,271	$116,553	$247,844
Imputed interest on related party loan	-	-	5,085	-	5,085
Net loss for the six months ended September 30, 2022	-	-	-	(14,203)	(14,203)
Balance, September 30, 2022	20,000	$20	$136,356	$102,350	$238,726

Balance, March 31, 2023	20,000	$20	$141,569	$(312,153)	$(170,564)
Imputed interest on related party loan	-	-	5,668	-	5,668
Net loss for the six months ended September 30, 2023	-	-	-	(22,339)	(22,339)
Balance, September 30, 2023	20,000	$20	$147,237	$(334,492)	$(187,235)

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,339)	$(14,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	5,668	5,085

Changes in assets and liabilities:
Accounts payable	(96)	-
Net cash used in operating activities	(16,767)	(9,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	16,840	8,729
Net cash provided by financing activities	16,840	8,729

Net decrease in cash and cash equivalents	73	(389)

Cash and cash equivalents at beginning of period	44	431

Cash and cash equivalents at end of period	$117	$42

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2023

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

On September 26, 2023, the Company’s board of directors approved a reverse stock split in the ration of 1 for 1000. There were 20,000,000 shares of the Company’s common stock outstanding immediately before the reverse stock split, and 20,000 shares of common stock outstanding immediately after the reverse stock split, a decrease of 19,980,000 shares.

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

There was no revenue during the six months ended September 30, 2023 or 2022.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $117 and $44 as of September 30, 2023 and March 31, 2023, respectively. There were no cash equivalents as of September 30, 2023 and March 31, 2023. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At September 30, 2023 and March 31, 2023, cash in excess of the insured amount was $0.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2023 and March 31, 2023.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2023 and March 31, 2023.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2023, the Company had a net loss of $22,339. As of September 30, 2023, the Company had a net working capital deficit of $187,235 and an accumulated deficit of $334,492. The Company has begun to recognize revenue, but without additional capital, the Company may not be able to remain in business. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, which may include loans from related parties, and (iii) its ability to generate profits from the Company’s future operations.

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

Note 4. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At September 30, 2023 and March 31, 2023, inventory consisted of the following:

	September 30, 2023	March 31, 2023
Finished Goods Inventory	$2,550	$2,550

Note 5. Related Party Transactions

As of September 30, 2023 and March 31, 2023, Brandon Sosa, President and sole stockholder of the Company, had loaned the Company the amount of $148,215 and $131,375, respectively, for operating capital. During the three and six months ended September 30, 2023, the Company charged to operations the amount of $3,594 and $5,668, respectively, as imputed interest on these loans. During the three and six months ended September 30, 2022, the Company charged to operations the amount of $2,544 and $5,085, respectively, as imputed interest on these loans.

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by the Company’s CEO.

Note 6. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. On September 26, 2023, the Company’s board of directors approved a reverse stock split in the ration of 1 for 1000. There were 20,000,000 shares of the Company’s common stock outstanding immediately before the reverse stock split, and 20,000 shares of common stock outstanding immediately after the reverse stock split, a decrease of 19,980,000 shares. As of September 30, 2023 and March 31, 2023, there were 20,000 shares of common stock outstanding.

During the three and six months ended September 30, 2023, the Company charged the amounts of $3,594 and $5,668, respectively, to additional paid-in capital pursuant to a loan from the Company’s President. During the three and six months ended September 30, 2022, the Company charged the amounts of $2,544 and $5,085, respectively, to additional paid-in capital pursuant to a loan from the Company’s President. See note 5.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2023.

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

As of September 30, 2023 and March 31, 2023, the Company has recorded a liability for income taxes payable in the amount of $41,687.

Note 8. Subsequent Events

On January 3, 2024, the Company issued 15,000,000 Founder Shares to its Chief Executive Officer for money loaned to the Company, Rest EZ.

All debts acquired from the CEO are classified as paid in full and have a balance of $0.00, including interest.

On January 3, 2024, the Company issued 8,000,000 shares of common stock to nine lenders for money loaned to the Company at the inception of its existence in 2018. These are the shares in relation to a Note signed by the CEO back in 3/29/2019 in a Consulting Agreement through Consulting Alliance Group Inc.

Lender 1 750,000	Lender 4 950,000	Lender 7 950,000
Lender 2 850,000	Lender 5 950,000	Lender 8 950,000
Lender 3 950,000	Lender 6 950,000	Lender 9 700,000

The Company issued 33 shares of common stock due to rounding pursuant to the reverse stock split.

The Company has evaluated events occurring subsequent to September 30, 2023 through the date these financial statements were issued and noted no additional items requiring disclosure.

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

On September 26, 2023, the Company’s board of directors approved a reverse stock split in the ration of 1 for 1000. There were 20,000,000 shares of the Company’s common stock outstanding immediately before the reverse stock split, and 20,000 shares of common stock outstanding immediately after the reverse stock split, a decrease of 19,980,000 shares.

Rest EZ, Inc. is in full production with product distribution to wholesalers and retailers as well as being available online at www.RestEz.net. Rest EZ Inc. has one sleep liquid gel capsule (named Rest EZ Sleep Aid Supplement).

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 77,694 bottles for $664,943 in total sales. The Company did not have any sales during the quarter ended September 30, 2023 and had an accumulated deficit of $344,492 as of September 30, 2023.

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

Initial Sales Strategy

We have established a very strong sales approach; our approach utilizes direct sales through Mr. Sosa to our wholesalers and retailers as well as our company’s professional and easy to use web site. Our direct sales will be conducted by Mr. Sosa. He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Mr. Sosa in the past several months. In addition, sales will be executed with referrals, distribution by our wholesalers and online marketing at www.RestEz.net.

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

Results of Operations

For the three and six months ended September 30, 2023, the Company had gross profit of $0. General and administrative expenses were $12,961 and $16,671 for the three and six months ended September 30, 2023, respectively. Interest expense, which consisted of imputed interest on related party loans, was $3,594 and $5,668 for the three and six months ended September 30, 2023, respectively. This resulted in the Company generating a net loss of $16,555 and $22,339 during the three and six months ended September 30, 2023, respectively.

For the three and six months ended September 30, 2022, the Company had gross profit of $0. General and administrative expenses were $5,122 and $9,118 for the three and six months ended September 30, 2022, respectively. Interest expense, which consisted of imputed interest on related party loans, was $2,544 and $5,085 for the three and six months ended September 30, 2022, respectively. This resulted in the Company generating a net loss of $7,666 and $14,203 during the three and six months ended September 30, 2022, respectively.

Liquidity and Capital Resources

For the six months ended September 30, 2023, cash used in operating activities was $16,767, consisting of our net loss of $22,339, interest on related party debt of $5,668, and a decrease in accounts payable of $96; compared to cash used in operating activities of $9,118 consisting of net loss of $14,203 and imputed interest on related party debt of $5,085 for the six months ended September 30, 2022. For the six months ended September 30, 2023 and 2022, cash provided by financing activities was $16,840 and $8,729, respectively, consisting of proceeds from related party debt for operating expenses.

Plan of Operation

We have established a very strong sales approach; our approach utilizes direct sales through Mr. Sosa to our wholesalers and retailers as well as our company’s professional and easy to use web site. Our direct sales will be conducted by Mr. Sosa. He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Mr. Sosa. In addition, sales will be accomplished through referrals, distribution by our wholesalers, and online marketing at www.restez.net.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2023 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2023.

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

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation for Name Change to Rest EZ
3.3*	Amended Articles of Incorporation for Name Change to Rest EZ, Inc.
3.4	Amended Articles of Incorporation for Reverse Stock Split
3.5*	Bylaws
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Previously filed with the Company's Form S-1 filed with the Securities and Exchange Commission on May 26, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rest EZ, Inc.

Date: January 16, 2024	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: January 16, 2024	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)