Form 10-Q
period 2023-12-31
REST EZ Inc.
filed 2024-03-07
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2023

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

As of February 20, 2024, there were 27,537,033 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REST EZ, INC.

BALANCE SHEETS

	December 31,	March 31,
	2023	2023
	(unaudited)
ASSETS
Current assets
Cash	$-	$44
Inventory	2,550	2,550
Total Current Assets	2,550	2,594

Total Assets	2,550	2,594

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	430	96
Income taxes payable	41,687	41,687
Loan from related party	8,188	131,375
Total current liabilities	50,305	173,158

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,020,033 and 20,000 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	23,020	20,000
Additional paid-in capital	264,901	121,589
Accumulated deficit	(335,676)	(312,153)
Total stockholders' deficit	(47,755)	(170,564)

Total liabilities and stockholders' deficit	$2,550	$2,594

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	1,020	2,061	17,691	11,179

Total operating expenses	1,020	2,061	17,691	11,179

Net operating loss	(1,020)	(2,061)	(17,691)	(11,179)

Other expense:
Interest expense	(164)	(2,586)	(5,832)	(7,671)
Total other expense	(164)	(2,586)	(5,832)	(7,671)

Loss before provision for income taxes	(1,184)	(4,647)	(23,523)	(18,850)

Provision for income taxes	-	-	-	-

Net loss	$(1,184)	$(4,647)	$(23,523)	$(18,850)

Net loss per share - basic	$(0.00)	$(0.23)	$(0.03)	$(0.94)

Net loss per share - diluted	$(0.00)	$(0.23)	$(0.03)	$(0.94)

Weighted average shares outstanding - basic	2,270,003	20,000	772,728	20,000

Weighted average shares outstanding - diluted	2,270,003	20,000	772,728	20,000

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended December 31, 2023 and 2022

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2022	20,000	$20	$136,356	$102,350	$238,726
Imputed interest on related party loan	-	-	2,586	-	2,586
Net loss for the three months ended December 31, 2022	-	-		(4,647)	(4,647)
Balance, December 31, 2022	20,000	$20	$138,942	$97,703	$236,665

Balance, September 30, 2023	20,000	$20	$147,237	$(334,492)	$(187,235)
Common stock issued for conversion of loan payable	23,000,000	23,000	117,500		140,500
Common stock issued for rounding (reverse stock split)	33	-	-	-	-
Imputed interest on related party loan	-	-	164	-	164
Net loss for the three months ended December 31, 2023	-	-	-	(1,184)	(1,184)
Balance, December 31, 2023	23,020,033	$23,020	$264,901	$(335,676)	$(47,755)

For the Nine Months Ended December 31, 2023 and 2022

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2022	20,000	$20	$131,271	$116,553	$247,844
Imputed interest on related party loan	-	-	7,671	-	7,671
Net loss for the nine months ended December 31, 2022	-	-	-	(18,850)	(18,850)
Balance, December 31, 2022	20,000	$20	$138,942	$97,703	$236,665

Balance, March 31, 2023	20,000	$20	$141,569	$(312,153)	$(170,564)
Common stock issued for conversion of loan payable	23,000,000	23,000	117,500		140,500
Common stock issued for rounding (reverse stock split)	33	-	-	-	-
Imputed interest on related party loan	-	-	5,832	-	5,832
Net loss for the nine months ended December 31, 2023	-	-	-	(23,523)	(23,523)
Balance, December 31, 2023	23,020,033	$23,020	$264,901	$(335,676)	$(47,755)

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,523)	$(18,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	5,832	7,671

Changes in assets and liabilities:
Accounts payable	334	96
Net cash used in operating activities	(17,357)	(11,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	17,313	10,829
Net cash provided by financing activities	17,313	10,829

Net decrease in cash and cash equivalents	(44)	(254)

Cash and cash equivalents at beginning of period	44	431

Cash and cash equivalents at end of period	$-	$177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of loan payable to common stock	$140,500	$-

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2023

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

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $0 and $44 as of December 31, 2023 and March 31, 2023, respectively. There were no cash equivalents as of December 31, 2023 and March 31, 2023. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2023 and March 31, 2023.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of December 31, 2023 and March 31, 2023.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2023, the Company had a net loss of $23,523. As of December 31, 2023, the Company had a net working capital deficit of $47,755 and an accumulated deficit of $335,676. The Company has begun to recognize revenue, but without additional capital, the Company may not be able to remain in business. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, which may include loans from related parties, and (iii) its ability to generate profits from the Company’s future operations.

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

Note 4. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At December 31, 2023 and March 31, 2023, inventory consisted of the following:

	December 31, 2023	March 31, 2023
Finished Goods Inventory	$2,550	$2,550

Note 5. Related Party Transactions

As of March 31, 2023, Brandon Sosa, the Company’s CEO, had loaned the Company the amount of $131,375, for operating capital. During the three and nine months ended December 31, 2023, Mr. Sosa loaned the Company an additional $473 and $17,313, respectively. On December 22, 2023, $140,500 of this amount was converted to 23,000,000 shares of common stock at a price of $0.006 per share. During the three and nine months ended December 31, 2023, the Company charged to operations the amount of $164 and $5,832, respectively, as imputed interest on these loans. During the three and nine months ended December 31, 2022, the Company charged to operations the amount of $2,586 and $7,671, respectively, as imputed interest on these loans.

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by the Company’s CEO.

Note 6. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. On September 26, 2023, the Company’s board of directors approved a reverse stock split in the ratio of 1 for 1000. There were 20,000,000 shares of the Company’s common stock outstanding immediately before the reverse stock split, and 20,000 shares of common stock outstanding immediately after the reverse stock split, a decrease of 19,980,000 shares. The Company issued 33 shares of common stock due to rounding pursuant to the reverse stock split.

On December 22, 2023, the Company issued 15,000,000 shares of common stock to its CEO for conversion of a loan.

On December 22, 2023, the Company issued 8,000,000 shares of common stock to designees of its CEO for conversion of a loan.

As of December 31, 2023 and March 31, 2023, there were 23,020,033 and 20,000 shares of common stock outstanding, respectively.

During the three and nine months ended December 31, 2023, the Company charged the amounts of $164 and $5,832, respectively, to additional paid-in capital pursuant to a loan from the Company’s President. During the three and nine months ended December 31, 2022, the Company charged the amounts of $2,586 and $7,671, respectively, to additional paid-in capital pursuant to a loan from the Company’s President. See note 5.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended December 31, 2023.

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

As of December 31, 2023 and March 31, 2023, the Company has recorded a liability for income taxes payable in the amount of $41,687. The Company is currently analyzing our net operating losses and believes that they will be sufficient to offset all or a significant portion of this liability.

Note 8. Subsequent Events

On January 14, 2024, the Company entered into two Convertible Note Agreements for an aggregate of $3,200. If not paid within 2 business days, the notes are convertible into common stock at a conversion price of $.002 for an aggregate of 1,867,000. Per the terms of the agreements, the notes were converted into shares of common stock on February 15, 2024.

On February 9, 2024, the Company entered into two Convertible Note Agreements for an aggregate of $5,300. If not paid within 1 business day, the notes are convertible into common stock at a conversion price of $.002 for an aggregate of 2,650,000. Per the terms of the agreements, the notes were converted into shares of common stock on February 15, 2024.

On January 17, 2024, the Company sold its remaining inventory of 533 bottles of Rest EZ Sleep Aid at $39.99 per bottle, for gross sales of $21,315.

The Company has evaluated events occurring subsequent to December 31, 2023 through the date these financial statements were issued and noted no additional items requiring disclosure.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 77,694 bottles for $664,943 in total sales. The Company did not have any sales during the quarter ended December 31, 2023 and had an accumulated deficit of $335,676 as of December 31, 2023.

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

Results of Operations

For the three and nine months ended December 31, 2023, the Company had gross profit of $0. General and administrative expenses were $1,020 and $17,691 for the three and nine months ended December 31, 2023, respectively. Interest expense, which consisted of imputed interest on related party loans, was $164 and $5,832 for the three and nine months ended December 31, 2023, respectively. This resulted in the Company generating a net loss of $1,184 and $23,523 during the three and nine months ended December 31, 2023, respectively.

For the three and nine months ended December 31, 2022, the Company had gross profit of $0. General and administrative expenses were $2,061 and $11,179 for the three and nine months ended December 31, 2022, respectively. Interest expense, which consisted of imputed interest on related party loans, was $2,586 and $7,671 for the three and nine months ended December 31, 2022, respectively. This resulted in the Company generating a net loss of $4,647 and $18,850 during the three and nine months ended December 31, 2022, respectively.

Liquidity and Capital Resources

For the nine months ended December 31, 2023, cash used in operating activities was $17,357, consisting of our net loss of $23,523, interest on related party debt of $5,832, and an increase in accounts payable of $334; compared to cash used in operating activities of $11,083 consisting of net loss of $18,850, imputed interest on related party debt of $7,671, and an increase in accounts payable of $96 for the nine months ended December 31, 2022. For the nine months ended December 31, 2023 and 2022, cash provided by financing activities was $17,313 and $10,829, respectively, consisting of proceeds from related party debt for operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2023 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2023.

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

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation for Name Change to Rest EZ
3.3*	Amended Articles of Incorporation for Name Change to Rest EZ, Inc.
3.4**	Amended Articles of Incorporation for Reverse Stock Split
3.5*	Bylaws
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Previously filed with the Company's Form S-1, filed with the Securities and Exchange Commission on May 26, 2021.

** Previously filed with the Company’s Form 10-Q for the period ended September 30, 2023, filed with the Securities and Exchange Commission on January 16, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rest EZ, Inc.

Date: March 5, 2024	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2024	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)