Form 10-K
period 2024-03-31
REST EZ Inc.
filed 2025-02-13
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates on March 31, 2024, the last business day of the registrant's most recently completed fourth quarter, was $80,000.

As of March 31, 2024, there were 20,000,000 shares of the registrant’s common stock outstanding.

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

As of March 31, 2024, we had a working capital deficit of $36,805. The Company believes it does not have enough capital to sustain business operations for 12 months without any additional capital needed. Mr. Sosa has indicated he would be able to fund another $100,000 if the company needs further assistance, but there is always the possibility that the company will need additional sources of financing in the future, as a result, an investment in our securities represents some risk and you may lose all or part of your entire investment.

Rest EZ, Inc. will rely on funding from Mr. Sosa until the company is self-sufficient. During the year ended March 31, 2024, the Company received payment for orders in the aggregate amount of $519,443; the proceeds from these orders is used for manufacturing purposes and running the company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Holders

As of September 1, 2024, 20,000,000 shares of our common stock were issued and outstanding and held by 65 holders of record.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers and has sold 77,694 bottles for $664,943 in total sales through March 31, 2024.

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

Results of Operations

During the year ended March 31, 2024, the Company generated a total sales of $5,000 with a cost of sales of $2,550; compared to sales of $0, with cost of sales of $0 during the year ended March 31, 2023. Selling, general and administrative costs were $13,408 and $26,751 for the years ended March 31, 2024 and 2023, respectively. During the year ended March 31, 2024, the Company recorded a provision for income taxes in the amount of $0 compared to $0 during the prior year. The company recorded a net loss of $(19,386) during the year ended March 31, 2024, compared to net loss of $(428,706) during the year ended March 31, 2023.

Liquidity and Capital Resources

For the year ended March 31, 2024, cash used in operating activities was $108,981, compared to cash used in operating activities of $13,312 for the year ended March 31, 2023. For the year ended March 31, 2024, cash provided by financing activities was $104,987. Cash provided by financing activities for the year ended March 31, 2023 was $12,925.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm To the Shareholders and the Board of Directors

Rest EZ Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rest EZ Inc. (the "Company") as of March 31, 2024 and the related statements of operations, changes in stockholders' equity, ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for to the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $321,579 and a negative cash flow from operations amounting to $19,386 for the period ended March 31, 2024. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter – 2023 Financial Statements

The financial statements of Rest EZ Inc. as of and for the fiscal year end March 31, 2023, were audited by other auditors whose report thereon, dated September 07, 2023, expressed an unqualified opinion.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related Party Receivables & Loans

We noted significant related party transactions as a critical matter.

We performed the following procedures to address the matter such as, confirmation of those related party transactions, risk assessment of the nature of the related party transactions, review of the recent minutes of meetings of stockholders, directors, and committees, review of the presence of any significant journal entries and other adjustments and Inquiry with management of any undisclosed related party contract.

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2023. Newhall, California

February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rest EZ Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rest EZ Inc. (the Company) as of March 31, 2023 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the result of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We served as the Company’s auditor from 2021 to 2023.

Houston, TX

September 7, 2023

Rest EZ Inc.

BALANCE SHEETS

	March 31,	March 31,
	2024	2023
ASSETS
Current assets
Cash	$-	$44
Accounts Receivable – Related Party	13,500	-
Inventory	-	2,550
Total Current Assets	13,500	2,594

Total Assets	13,500	2,594

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	430	96
Income taxes payable	41,687	41,687
Loan from related party	8,188	131,375
Total current liabilities	50,305	173,158

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2024 and 2023	25,910	20,000
Additional paid-in capital	258,864	121,589
Retained earnings	(321,579)	(312,153)
Total stockholders' equity	(36,805)	(170,564)

Total liabilities and stockholders' equity	$13,500	$2,594

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENTS OF OPERATIONS

	For the
	Year Ended
	March 31,
	2024	2023

Revenue	$5,000	$-
Cost of goods sold	2,550	-
Gross profit	2,450	-

Operating expenses:
General and administrative	21,836	13,408
Impairment of vendor deposit	-	405,000

Total operating expenses	21,836	418,408

Net operating income (loss)	(19,386)	(418,408)

Other income (expense):
Interest expense	-	(10,298)
Total other expense	-	(10,298)

Income (loss) before provision for income taxes	(19,386)	(428,706)

Provision for income taxes	-	-

Net income (loss)	$(19,386)	$(428,706)

Net income (loss) per share - basic	$0	$(0.02)

Net income (loss) per share - diluted	$0	$(0.02)

Weighted average shares outstanding - basic	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENTS OF CASH FLOWS

	For the
	Year Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,386)	$(428,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Imputed interest on related party loan	-	10,298
Impairment of vendor deposit	-	405,000

Changes in assets and liabilities:
Accounts Receivable – Related Party	(13,500)
Inventory	2,550	-
Accounts payable	334	96
Due to related parties	(73,147)	-
Net cash used in operating activities	(103,149)	(13,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	-	12,931
Repayments of related party debt	-	(6)
Common Stock	11,920	-
Additional Paid-in Capital	137,275
Retained Earnings	(46,090)	-
Net cash provided by financing activities	103,105	12,925

Net decrease in cash and cash equivalents	(44)	(387)

Cash and cash equivalents at beginning of period	44	431

Cash and cash equivalents at end of period	$-	$44

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total Stockholder's
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2021	20,000,000	$20,000	$21,307	$(55,418)	$(14,111)
Imputed interest on related party loan	-	-	9,984	-	9,984
Proceeds from contributed capital	-	-	80,000	-	80,000
Net income (loss) for the year ended March 31, 2022	-	-	-	171,971	171,971
Balance, March 31, 2022	20,000,000	20,000	$111,291	$116,553	$247,844

Balance, March 31, 2022	20,000,000	$20,000	$111,291	$116,553	$247,844
Imputed interest on related party loan	-	-	10,298	-	10,298
Net income (loss) for the year ended March 31, 2023	-	-	-	(428,706)	(428,706)
Balance, March 31, 2023	20,000,000	$20,000	$121,589	$(312,153)	$(170,564)

Balance, March 31, 2023	20,000,000	$20,000	$121,589	$(312,153)	$(170,564)
Adjustment	-	5,910	137,275	9,960	153,145
Net income (loss) for the year ended March 31, 2024	-	-	-	(19,386)	(19,386)
Balance, March 31, 2024	20,000,000	$25,910	$258,864	$(321,579)	$(36,805)

See notes to consolidated financial statements.

Rest EZ Inc.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At March 31, 2024 and 2023, there were no dilutive securities excluded from the calculation of fully-diluted loss per share because the effect would have been anti-dilutive.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $0 and $44 as of March 31, 2024 and 2023, respectively. There were no cash equivalents as of March 31, 2024 and 2023. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At March 31, 2024 and 2023, cash in excess of the insured amount was $0.

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

Stock-Based Compensation

As of March 31, 2024, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2024 or 2023.

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

Revenue for the year ended March 31, 2024 is $5,000 as compared to $0 revenue for the year ended March 31, 2023.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of March 31, 2024 and 2023.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2024, the Company had a net loss of $19,386. As of March 31, 2024, the Company had a working capital deficit of $36,805 and an accumulated deficit of $321,579. The Company’s sales have all been from one customer. Without additional capital and without increasing its customer base, the Company may not be able to remain in business.

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

Note 4. Deposits

The Company deposits funds with its supplier in advance of inventory purchases. During the year ended March 31, 2024, the Company has $0 inventory as compared to the previous year March 31, 2023 the Company impaired the vendor deposit in the amount of $405,000 on inventory. The inventory is in partial production, however, the manufacturer is awaiting an ingredient that has not been available and may not become available. The Company impaired the deposit amount because it is unsure whether the inventory will be received. Because the inventory is in partial production, the Company is unable to obtain a refund of the deposit amount. The amount of outstanding deposits at March 31, 2024 and 2023 was $0 and $2,550, respectively.

Note 5. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At March 31, 2024 and 2023, inventory consisted of the following:

	March 31, 2024	March 31, 2023
Finished Goods Inventory	$0	$2,550

Note 6. Loan from Related Party

As of March 31, 2024, Brandon Sosa, President and sole shareholder of the Company, had loaned the Company the amount of $131,375, net of repayments of $35,214. During the year ended March 31, 2024, the Company has an outstanding loan that amounts to $8,188.

The Company imputed interest on this loan at the rate of 8% per year. On March 31, 2024, there was no imputed interest calculated bending the revision of the agreement. During the years ended March 31, 2024 and 2023, the Company recorded interest in the amount of $0 and $10,298, respectively, on this loan and charged these amounts to additional paid-in capital.

Note 7. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of March 31, 2024 and 2023, there were 20,000,000 shares of common stock outstanding.

During the years ended March 31, 2024 and 2023, the Company charged the amounts of $0 and $10,298 respectively, to additional paid-in capital pursuant to a loan from the Company’s President. See note 6.

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

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended March 31, 2024 and 2023.

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

The components of the income tax provision include:

	Year ended March 31,
	2024	2023
Net income (loss)	(19,386)	(428,706)
Effective tax rate	26%	26%
Tax at statutory rate	(5,040)	(111,464)
Change in valuation allowance	5,040	111,464
Provision for income tax	-	-

At March 31, 2024 and 2023, the Company had a net operating loss carryforward in the amount of $312,153 and $116,553, respectively. The Company has recorded a liability for income taxes payable in the amount of $0.

Note 9. Related Party Transactions

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by the Company’s CEO.

See notes 6 and 7 for disclosure of additional related party transactions.

Note 10. Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2024 through the date these financial statements were issued and noted no items requiring disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management previously identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management had previously concluded our internal control over financial reporting was ineffective at the reasonable assurance level. The material weakness with the Company’s internal control is the lack of segregation of duties due to the Company’s small size. As the Company grows, management will hire additional staff in order to address this weakness.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our executive officers and directors.

Name	Age	Positions
Brandon Sosa	47	Chief Executive Officer, President, and Director

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

Item 11. Executive Compensation.

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officer below. The following table summarizes all compensation for the years ended March 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Total Compensation

Brandon Sosa,	2024	$-	$-	$-
CEO, President, CFO, and Secretary	2023	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of September 1, 2024, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)
Brandon Sosa (2)	12,000,000	60%

(1)

Applicable percentages are based on 20,000,000 shares of common stock outstanding as of September 1, 2024. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

(2)	Mr. Sosa is our Chief Executive Officer and sole director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended March 31, 2024 and 2023, the Company’s CEO contributed capital from the sale of stock and provided cash advances to the Company, for operations purposes. The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is provided to the Company free of charge by the Company’s CEO.

Item 14. Principal Accountant Fees and Services.

M&K CPA’s, PLLC served as our independent auditors for the fiscal years ended March 31, 2024 and 2023.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	March 31,	March 31,
	2024	2023
Audit fees	$10,000	$5,000
Tax fees	-	-
Review fees	6,008	6,750
Total fees paid or accrued to our principal accountant	$16,008	$11,750

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

Rest EZ, Inc.

Date: February 13, 2025	By: /s/ Brandon Sosa
Brandon Sosa
President, Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2025	By: /s/ Brandon Sosa
Brandon Sosa
Chief Financial Officer (Principal Financial and Accounting Officer)