Form 10-Q
period 2024-09-30
REST EZ Inc.
filed 2025-04-25
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2024

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

As of September 30, 2024, there were 20,000,000 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REST EZ, INC.

BALANCE SHEETS

	September 30,	March 31,
	2024	2024
ASSETS
Current assets
Cash	$-	$-
Accounts Receivable – Related Party	13,500	13,500
Inventory	-	-
Total Current Assets	13,500	13,500

Total Assets	13,500	13,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	463	430
Income taxes payable	41,687	41,687
Loan from related party	8,188	8,188
Total current liabilities	50,338	50,305

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2024 and March 31, 2024	25,910	25,910
Additional paid-in capital	258,864	258,864
Retained earnings	(321,612)	(321,579)
Total stockholders’ equity	(36,838)	(36,805)

Total liabilities and stockholders’ equity	$13,500	$13,500

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	33	12,961	33	16,671

Total operating expenses	33	12,961	33	16,671

Net operating loss	(33)	(12,961)	(33)	(16,671)

Other expense:
Interest expense	-	(3,594)	-	(5,668)
Total other expense	-	(3,594)	-	(5,668)

Loss before provision for income taxes	(33)	(16,555)	(33)	(22,339)

Provision for income taxes	-	-	-	-

Net loss	$(33)	$(16,555)	$(33)	$(22,339)

Net loss per share - basic	$0.00	$(0.83)	$0.00	$(1.12)

Net loss per share - diluted	$0.00	$(0.83)	$0.00	$(1.12)

Weighted average shares outstanding - basic	20,000	20,000	20,000	20,000

Weighted average shares outstanding - diluted	20,000	20,000	20,000	20,000

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended September 30, 2024 and 2023

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2023	20,000	$20	$143,613	$(317,937)	$(174,274)
Imputed interest on related party loan	-	-	3,594	-	3,594
Net loss for the three months ended September 30, 2023	-	-	-	(16,555)	(16,555)
Balance, September 30, 2023	20,000	$20	$147,237	$(334,492)	$(187,235)

Balance, June 30, 2024	20,000	$25,910	$258,864	$(321,612)	$(36,838)
Imputed interest on related party loan	-	-	-	-	-
Net loss for the three months ended September 30, 2023	-	-	-	(33)	(33)
Balance, September 30, 2024	20,000	$25,910	$258,864	$(321,612)	$(36,838)

For the Six Months Ended September 30, 2024 and 2023

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2023	20,000	$20	$141,569	$(312,153)	$(170,564)
Imputed interest on related party loan	-	-	5,668	-	5,668
Net loss for the six months ended September 30, 2023	-	-	-	(22,339)	(22,339)
Balance, September 30, 2023	20,000	$20	$147,237	$(334,492)	$(187,235)

Balance, June 30, 2024	20,000	$25,910	$258,864	$(321,612)	$(36,838)
Imputed interest on related party loan	-	-	-	-	-
Net loss for the three months ended September 30, 2023	-	-	-	(33)	(33)
Balance, September 30, 2024	20,000	$25,910	$258,864	$(321,612)	$(36,838)

The accompanying notes are an integral part of the unaudited financial statements.

 REST EZ, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33)	$(22,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	-	5,668

Changes in assets and liabilities:
Accounts payable	33	(96)
Net cash used in operating activities	-	(16,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	-	16,840
Net cash provided by financing activities	-	16,840

Net decrease in cash and cash equivalents	-	73

Cash and cash equivalents at beginning of period	-	44

Cash and cash equivalents at end of period	$-	$117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2024

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

There was no revenue during the six months ended September 30, 2024 or 2023.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $0 and $0 as of September 30, 2024 and March 31, 2024, respectively. There were no cash equivalents as of September 30, 2024 and March 31, 2024. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At September 30, 2024 and March 31, 2024, cash in excess of the insured amount was $0.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2024 and March 31, 2024.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2024 and March 31, 2024.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2024, the Company had a net loss of $33. As of September 30, 2024, the Company had a net working capital deficit of $36,838 and an accumulated deficit of $321,612. The Company has begun to recognize revenue, but without additional capital, the Company may not be able to remain in business. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, which may include loans from related parties, and (iii) its ability to generate profits from the Company’s future operations.

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

Note 4. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At September 30, 2024 and March 31, 2024, inventory consisted of the following:

	September 30, 2024	March 31, 2024
Finished Goods Inventory	$-	$-

Note 5. Related Party Transactions

As of September 30, 2024 and March 31, 2024, Brandon Sosa, President and sole stockholder of the Company, had loaned the Company the amount of $8,188 and $8,188, respectively, for operating capital. During the three months ended September 30, 2024 and 2023, the Company charged to operations the amount of $3,594 and $3,594, respectively, as imputed interest on these loans.

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by the Company’s CEO.

Note 6. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. On September 26, 2023, the Company’s board of directors approved a reverse stock split in the ration of 1 for 1000. There were 20,000,000 shares of the Company’s common stock outstanding immediately before the reverse stock split, and 20,000 shares of common stock outstanding immediately after the reverse stock split, a decrease of 19,980,000 shares. As of September 30, 2024 and March 31, 2024, there were 20,000,000 shares of common stock outstanding.

During the three and six months ended September 30, 2024, the Company charged the amounts of $0 and $0, respectively, to additional paid-in capital pursuant to a loan from the Company’s President. See note 5.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2024.

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

As of September 30, 2024 and March 31, 2024, the Company has recorded a liability for income taxes payable in the amount of $41,687.

Note 8. Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2024 through the date these financial statements were issued and noted no additional items requiring disclosure.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 77,694 bottles for $664,943 in total sales. The Company did not have any sales during the quarter ended September 30, 2024 and had an accumulated deficit of $321,612 as of September 30, 2024.

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

Results of Operations

For the three and six months ended September 30, 2024, the Company had gross profit of $0. General and administrative expenses were $33 and $33 for the three and six months ended September 30, 2024, respectively. Interest expense, which consisted of imputed interest on related party loans, was $0 and $0 for the three and six months ended September 30, 2024, respectively. This resulted in the Company generating a net loss of $33 and $33 during the three and six months ended September 30, 2024, respectively.

Liquidity and Capital Resources

For the six months ended September 30, 2024, cash used in operating activities was $0, consisting of our net loss of $33, interest on related party debt of $0, and a increase in accounts payable of $33; compared to cash used in operating activities of $16,767 consisting of net loss of $22,339 and imputed interest on related party debt of $5,668for the six months ended September 30, 2023. For the six months ended September 30, 2024 and 2023, cash provided by financing activities was $0 and $16,840, respectively, consisting of proceeds from related party debt for operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2024 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2024.

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

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation for Name Change to Rest EZ (1)
3.3	Amended Articles of Incorporation for Name Change to Rest EZ, Inc. (1)
3.4	Bylaws (1)
3.5	Amended Articles of Incorporation for Reverse Stock Split (2)
3.6	Amended Articles of Incorporation for Issuance of Shares (3)
31.1*	Section 302 Certification
31.2*	Section 302 Certification
32.1*	Section 906 Certification
32.2*	Section 906 Certification
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed with the Company’s Form S-1 filed with the Securities and Exchange Commission on May 26, 2021.
(2)	Previously filed with the Company’s Form 10-Q for the period ended September 30, 2023, filed with the Securities and Exchange Commission on January 16, 2024.
(3)	Previously filed with the Company’s Form 10-Q for the period ended June 30, 2024, filed with the Securities and Exchange Commission on April 25, 2025.

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