Form 10-K
period 2025-03-31
REST EZ Inc.
filed 2025-12-16
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 333-256498

REST EZ, INC.

(Exact name of registrant as specified in its charter)

Wyoming	82-4268982
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8928 Black Pine Street

West, Jordan UT 84088

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2025, the last business day of the registrant’s most recently completed fourth quarter, was $80,000.

As of March 31, 2025, there were 27,537,033 shares of the registrant’s common stock outstanding.

i

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

Employees

Brandon Sosa, who was the former sole Director, Chief Executive Officer, President, and Principal Executive Officer and Principal Financial Officer of Rest EZ, Inc., was replaced by Dylan Carson in the same capacities on 06/30/2025. There are no other employees of the Company.

The Company plans to employ individuals on an as needed basis. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.

Mr. Carson does not receive a salary or benefits in any form. Presently the Company does not have any plans to begin paying salaries, cash or otherwise, or offering any form of benefits to our Board of Directors, Officer and employees.

Mr. Carson currently devotes approximately 28 hours per week to the affairs of the Company. Once the Company achieves more revenue Mr. Carson will devote 40 hours per week to the Company or more and draw a salary of $2,000 per month.

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

As of March 31, 2025, we had a working capital deficit of $3,018. The Company believes it does not have enough capital to sustain business operations for 12 months without any additional capital needed. Mr. Sosa has indicated he would be able to fund another $100,000 if the company needs further assistance, but there is always the possibility that the company will need additional sources of financing in the future, as a result, an investment in our securities represents some risk and you may lose all or part of your entire investment.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Company maintains processes designed to identify, assess, and manage material risks from cybersecurity threats to its information systems. These processes are proportionate to the size and nature of the Company’s operations and are integrated into the Company’s overall risk management practices.

The Company’s cybersecurity risk management activities include basic safeguards intended to protect its business information, customer data, and website operations, including access controls, routine monitoring of systems, and the use of third-party service providers for website hosting, e-commerce, and data storage. The Company also considers cybersecurity risks associated with third-party vendors and service providers, including its online sales platforms and other external service providers.

The Company’s Board of Directors has oversight responsibility for cybersecurity risks and receives information from management regarding cybersecurity matters as appropriate. Management is responsible for day-to-day cybersecurity risk management, including oversight of third-party service providers and responding to potential cybersecurity incidents.

As of the date of this Annual Report on Form 10-K, the Company has not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business, results of operations, or financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Holders

As of March 31, 2025, 27,537,033 shares of our common stock were issued and outstanding and held by 70 holders of record.

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

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers and has sold 33,235 bottles for $284,443 in total sales through March 31, 2025.

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

Results of Operations

During the year ended March 31, 2025, the Company generated a total sales of $0 with a cost of sales of $0; compared to sales of $5,000, with cost of sales of $2,550 during the year ended March 31, 2024. Selling, general and administrative costs were $7,900 and $21,836 for the years ended March 31, 2025 and 2024, respectively. During the year ended March 31, 2025, the Company recorded a provision for income taxes in the amount of $0 compared to $0 during the prior year. The company recorded a net loss of $7,900 during the year ended March 31, 2025, compared to net loss of $19,386 during the year ended March 31, 2024.

Liquidity and Capital Resources

For the year ended March 31, 2025, cash used in operating activities was $44,705, compared to cash used in operating activities of $103,149 for the year ended March 31, 2024. For the year ended March 31, 2025, cash provided by financing activities was $45,005. Cash provided by financing activities for the year ended March 31, 2024 was $103,105.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Rest EZ Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rest EZ Inc. (the “Company”) as of March 31, 2025 and 2024 and the related statements of operations, statement of cash flows and changes in stockholders’ equity, ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024 and the results of its operations and its cash flows for to the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $286,101 and a negative cash flow from operations amounting to $7,900 for the period ended March 31, 2025. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

As discussed in Note 3 to the financial statements, the Company had a going concern due to a minimal asset, no revenue and losses from operations.

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

.

DylanFloyd Accounting & Consulting

PCAOB # 6235

We have served as the Company’s auditor since 2023.

Newhall, California

December 09, 2025

[***PAGE RESERVED FOR AUDITOR***]

Albert Garcia, CPA

DylanFloyd Accounting & Consulting [dba]

20909 Judah Lane Newhall CA 91321

Tel No: 818-324-2778 Fax: 818-561-3794

Rest EZ Inc.

BALANCE SHEETS

	March 31,	March 31,
	2025	2024
ASSETS
Current assets
Cash	$300	$-
Accounts Receivable – Related Party	-	13,500
Inventory	-	-
Total Current Assets	300	13,500

Total Assets	300	13,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	-	430
Income taxes payable	-	41,687
Loan from related party	-	8,188
Total current liabilities	-	50,305

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,537,033 shares issued and outstanding as of March 31, 2025 and 20,000,000 shares issued and outstanding as of 2024	27,537	25,910
Additional paid-in capital	258,864	258,864
Retained earnings	(286,101)	(321,579)
Total stockholders’ equity	300	(36,805)

Total liabilities and stockholders’ equity	$300	$13,500

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2025	2024

Revenue	$-	$5,000
Cost of goods sold	-	2,550
Gross profit	-	2,450

Operating expenses:
General and administrative	7,900	21,836
Impairment of vendor deposit	-	-

Total operating expenses	7,900	21,836

Net operating income (loss)	(7,900)	(19,386)

Other income (expense):
Interest expense
Total other expense

Income (loss) before provision for income taxes

Provision for income taxes	-	-

Net income (loss)	$(7,900)	$(19,386)

Net income (loss) per share - basic	$0	$0

Net income (loss) per share - diluted	$0	$0

Weighted average shares outstanding - basic	27,537,033	20,000,000

Weighted average shares outstanding - diluted	27,537,033	20,000,000

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,900)	$(19,386)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income Tax Payable	(41,687)	-
Impairment of vendor deposit	-	-

Changes in assets and liabilities:
Accounts Receivable – Related Party	13,500	(13,500)
Inventory	-	2,550
Accounts payable	(430)	334
Due to related parties	(8,188)	(73,147)
Net cash used in operating activities	(44,705)	(103,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	-	-
Opening Balance Equity	41,687	-
Common Stock	1,627	11,920
Additional Paid-in Capital	-	137,275
Retained Earnings	1,691	(46,090)
Net cash provided by financing activities	45,005	103,105

Net decrease in cash and cash equivalents	300	(44)

Cash and cash equivalents at beginning of period	-	44

Cash and cash equivalents at end of period	$300	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2022	20,000,000	$20,000	$111,291	$116,553	$247,844
Imputed interest on related party loan	-	-	10,298	-	10,298
Net income (loss) for the year ended March 31, 2023	-	-	-	(428,706)	(428,706)
Balance, March 31, 2023	20,000,000	$20,000	$121,589	$(312,153)	$(170,564)
Balance, March 31, 2023	20,000,000	$20,000	$121,589	$(312,153)	$(170,564)
Adjustment	-	5,910	137,275	9,960	153,145
Net income (loss) for the year ended March 31, 2024	-	-	-	(19,386)	(19,386)
Balance, March 31, 2024	20,000,000	$25,910	$258,864	$(321,579)	$(36,805)

Balance, March 31, 2024	20,000,000	$25,910	$258,864	$(321,579)	$(36,805)
Adjustment	7,537,033	1,627	-	43,378	45,005
Net income (loss) for the year ended March 31, 2025	-	-	-	(7,900)	(7,900)
Balance, March 31, 2025	27,537,033	$27,537	$258,864	$(286,101)	$300

See notes to consolidated financial statements.

Rest EZ Inc.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At March 31, 2025 and 2024 there were no dilutive securities excluded from the calculation of fully-diluted loss per share because the effect would have been anti-dilutive.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $300 and $0 as of March 31, 2025 and 2024, respectively. There were no cash equivalents as of March 31, 2025 and 2024. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At March 31, 2025 and 2024, cash in excess of the insured amount was $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and deposits on inventory. The Company places its cash in quality financial institutions; at times, such investments may be in excess of applicable government mandated insurance limit. During the year March 31, 2025, zero customer accounted for 100% of the Company’s total sales.

Stock-Based Compensation

As of March 31, 2025, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2025 or 2024.

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

Revenue for the year ended March 31, 2025 is $0 as compared to $5,000 revenue for the year ended March 31, 2024.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of March 31, 2025 and 2024.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2025, the Company had a net loss of $7,900. As of March 31, 2025, the Company had a working capital surplus of $300 and an accumulated deficit of $286,101. The Company’s sales have all been from one customer. Without additional capital and without increasing its customer base, the Company may not be able to remain in business.

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

Achievement of Rest EZ, Inc.’s business objective is basically dependent upon the judgment, skill and knowledge the Company’s management. Mr. Carson is currently the Company’s sole executive officer and director. There can be no assurance that a suitable replacement could be found for our sole executive officer and director upon his retirement, resignation, inability to act on our behalf, or death.

Note 4. Deposits

The Company deposits funds with its supplier in advance of inventory purchases. During the year ended March 31, 2025, the Company has $0 inventory as compared to the previous year March 31, 2024 the Company impaired the vendor deposit in the amount of $0 on inventory. The inventory is in partial production, however, the manufacturer is awaiting an ingredient that has not been available and may not become available. The Company impaired the deposit amount because it is unsure whether the inventory will be received. Because the inventory is in partial production, the Company is unable to obtain a refund of the deposit amount. The amount of outstanding deposits at March 31, 2025 and 2024 was $0 and $0, respectively.

Note 5. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At March 31, 2025 and 2024, inventory consisted of the following:

	March 31, 2025	March 31, 2024
Finished Goods Inventory	$0	$0

Note 6. Loan from Related Party

As of March 31, 2025, Brandon Sosa, the former President and shareholder of the Company, had loaned the Company the amount of $131,375, net of repayments of $35,214. During the year ended March 31, 2025, the Company has an outstanding loan that amounts to $0. Mr. Sosa is not a related party of Rest EZ because, as of the date of this 10K filing, more than 90 days have elapsed since his departure from Rest EZ and, as such, he is no longer an affiliate. Regarding the $13,500 loan, Rest Ez will not collect this receivable from Mr. Sosa has forgiven the loan and deemed it satisfied through the shares of stock he retained from the Company.

Note 7. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of March 31, 2025 there were 27,537,033 shares of common stock outstanding and 2024, there were 20,000,000 shares of common stock outstanding.

On May 26, 2021, the Company filed a Form S-1 with the Securities Exchange Commission in order to register the Company’s currently outstanding 27,537,033 shares of common stock. This registration statement became effective on July 19, 2021.

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

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended March 31, 2025 and 2024.

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

The components of the income tax provision include:

	Year ended March 31,
	2025	2024
Net income (loss)	(7,900)	(19,386)
Effective tax rate	26%	26%
Tax at statutory rate	(2,054)	(5,040)
Change in valuation allowance	2,054	5,040
Provision for income tax	-	-

At March 31, 2025 and 2024, the Company had a net operating loss carryforward in the amount of $286,101 and $321,579, respectively. The Company has recorded a liability for income taxes payable in the amount of $0.

Note 9. Related Party Transactions

The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is being provided to the Company free of charge by the Company’s CEO.

See notes 6 and 7 for disclosure of additional related party transactions.

Note 10. Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2025 through the date these financial statements were issued and noted no items requiring disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management previously identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management had previously concluded our internal control over financial reporting was ineffective at the reasonable assurance level. The material weakness with the Company’s internal control is the lack of segregation of duties due to the Company’s small size. As the Company grows, management will hire additional staff in order to address this weakness.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our executive officers and directors for the period ending 03/31/25.

Name	Age	Positions
Brandon Sosa	48	Chief Executive Officer, President, and Director

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

Independent Director

Our Board of Directors formerly and during the period of this reporting, ending 03/31/25 consisted of only Brandon Sosa. We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprised of independent directors. We do not have independent directors at this time.

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

Item 11. Executive Compensation.

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officer below. The following table summarizes all compensation for the years ended March 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Total Compensation

Brandon Sosa, up through 03/31/2025	2025	$-	$-	$-
CEO, President, CFO, and Secretary	2024	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 31, 2025, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)
Brandon Sosa (2)	15,012,000	54.516%
BKH HOLDINGS INC	1,867,000	6.780%

(1)	Applicable percentages are based on 27,537,033 shares of common stock outstanding as of March 31, 2025. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.
(2)	Mr. Sosa is our Chief Executive Officer and sole director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended March 31, 2025 and 2024, the Company’s CEO contributed capital from the sale of stock and provided cash advances to the Company, for operations purposes. The Company uses a corporate office located at: 1398 W. Mason Hollow Drive, Riverton, Utah 84065. This facility is provided to the Company free of charge by the Company’s CEO.

Item 14. Principal Accountant Fees and Services.

M&K CPA’s, PLLC served as our independent auditors for the fiscal year ending March 31, 2024.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	March 31,	March 31,
	2025	2024
Audit fees	$7,000	$10,000
Tax fees	-	-
Review fees	-	6,008
Total fees paid or accrued to our principal accountant	$7,000	$16,008

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial Statements

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page 16 are hereby incorporated by reference.

(b) Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation for Name Change to Rest EZ
3.3*	Amended Articles of Incorporation for Name Change to Rest EZ, Inc.
3.4*	Bylaws

31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed with the Company’s Form S-1 filed with the Securities and Exchange Commission on May 26, 2021.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rest EZ, Inc.

Date: December 15, 2025	By:	/s/ Dylan Carson
Dylan Carson
President, Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2025	By:	/s/ Dylan Carson
Dylan Carson
Chief Financial Officer (Principal Financial and Accounting Officer)