Form 10-Q
period 2025-09-30
REST EZ Inc.
filed 2025-12-23
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2025

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

As of September 30, 2025, there were 27,537,033 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REST EZ, INC.

BALANCE SHEETS

	September 30,	March 31,
	2025	2025
ASSETS
Current assets
Cash	$300	$300
Accounts Receivable – Related Party	-	-
Inventory	-	-
Total Current Assets	300	300

Total Assets	300	300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	-	-
Income taxes payable	-	-
Loan from related party	-	-
Total current liabilities	-	-

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,537,033 shares issued and outstanding as of September 30, 2025 and March 31, 2025	27,537	27,537
Additional paid-in capital	258,864	258,864
Retained earnings	(286,101)	(286,101)
Total stockholders’ equity	300	300

Total liabilities and stockholders’ equity	$300	$300

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	-	33	-	33

Total operating expenses	-	33	-	33

Net operating loss	-	(33)	-	(33)

Other expense:
Interest expense	-	-	-	-
Total other expense	-	-	-	-
	-
Loss before provision for income taxes		(33)	-	(33)

Provision for income taxes	-	-	-	-

Net loss	$-	$(33)	$-	$(33)

Net loss per share - basic	$0.00	$0.00)	$0.00	$0.00)

Net loss per share - diluted	$0.00	$0.00)	$0.00	$0.00)

Weighted average shares outstanding - basic	27,537,033	20,000,000	27,537,033	20,000,000

Weighted average shares outstanding - diluted	27,537,033	20,000,000	27,537,033	20,000,000

The accompanying notes are an integral part of the unaudited financial statements.

REST EZ, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended September 30, 2025 and 2024

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2024	20,000,000	$25,910	$258,864	$(321,612)	$(36,838)
Imputed interest on related party loan	-	-	-	-	-
Net loss for the three months ended September 30, 2024	-	-	-	(33)	(33)
Balance, September 30, 2024	20,000,000	$25,910	$258,864	$(321,612)	$(36,838)

Balance, June 30, 2025	27,537,033	$27,537	$258,864	$(286,101)	$300
Imputed interest on related party loan	-	-	-	-	-
Net loss for the three months ended September 30, 2025	-	-	-	-	-
Balance, September 30, 2025	27,537,033	$27,537	$258,864	$(286,101)	$300

For the Six Months Ended September 30, 2025 and 2024

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2024	20,000,000	$25,910	$258,864	$(321,612)	$(36,838)
Imputed interest on related party loan	-	-	-	-	-
Net loss for the six months ended September 30, 2024	-	-	-	(33)	(33)
Balance, September 30, 2024	20,000,000	$25,910	$258,864	$(321,612)	$(36,838)

Balance, March 31, 2025	27,537,033	$27,537	$258,864	$(286,101)	$300
Adjustment	-	-	-	-	-
Net loss for the six months ended September 30, 2025	-	-	-	-	-
Balance, September 30, 2025	27,537,033	$27,537	$258,864	$(286,101)	$300

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

September 30, 2025

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

There was no revenue during the six months ended September 30, 2025 or 2024.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the purpose of the financial statements, cash includes cash in banks. Cash was $300 and $300 as of September 30, 2025 and March 31, 2025, respectively. There were no cash equivalents as of September 30, 2025 and March 31, 2025. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. At September 30, 2025 and March 31, 2025, cash in excess of the insured amount was $0.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2025 and March 31, 2025.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of September 30, 2025 and March 31, 2025.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2025, the Company had a net loss of $0. As of September 30, 2025, the Company had a net working capital surplus of $300 and an accumulated deficit of $286,101. The Company has begun to recognize revenue, but without additional capital, the Company may not be able to remain in business. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, which may include loans from related parties, and (iii) its ability to generate profits from the Company’s future operations.

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

Note 4. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At September 30, 2025 and March 31, 2025, inventory consisted of the following:

	September 30, 2025	March 31, 2025
Finished Goods Inventory	$-	$-

Note 5. Related Party Transactions

As of September 30, 2025 and March 31, 2025, Brandon Sosa, former President of the Company, had loaned the Company the amount of $ amount of $0 and $0, respectively, for operating capital. During the three months ended June 30, 2025 and 2024, the Company charged to operations the amount of $0 and $0, respectively, as imputed interest on these loans. During the year ended March 31, 2025, the Company has an outstanding loan that amounts to $0. Mr. Sosa is not a related party of Rest EZ because, as of the date of this 10K filing, more than 90 days have elapsed since his departure from Rest EZ and, as such, he is no longer an affiliate. Regarding the $13,500 loan, Rest Ez will not collect this receivable from Mr. Sosa has forgiven the loan and deemed it satisfied through the shares of stock he retained from the Company.

The Company uses a corporate office located at: 8928 Black Pine Street, West Jordan, Utah 84088. This facility is being provided to the Company free of charge by the Company’s CEO.

Note 6. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of September 30, 2025 and March 31, 2025, there were 27,537,033 shares of common stock outstanding.

During the three and six months ended September 30, 2025, the Company charged the amounts of $0 and $0, respectively, to additional paid-in capital pursuant to a loan from the Company’s President. See note 5.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended September 30, 2025.

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

As of September 30, 2025 and March 31, 2025, the Company has recorded a liability for income taxes payable in the amount of $0.

Note 8. Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2025 through the date these financial statements were issued and noted no additional items requiring disclosure.

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

On July 2, 2025, an 8-K was filed that replaced Brandon Sosa and named Dylan Carson as president. Rest Ez also has a new address.8928 Black Pine Street, West Jordan, Utah 84088.

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations of having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers, and has sold 33,235 bottles for $284,443 in total sales. The Company did not have any sales during the quarter ended September 30, 2025 and had an accumulated deficit of $287,792 as of September 30, 2025.

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

Initial Sales Strategy

We have established a very strong sales approach; our approach utilizes direct sales through Mr. Carson to our wholesalers and retailers as well as our company’s professional and easy to use web site. Our direct sales will be conducted by Mr. Carson. He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Mr. Carson in the past several months. In addition, sales will be executed with referrals, distribution by our wholesalers and online marketing at www.RestEz.net.

Description of Property

The Company uses a corporate office located at: 8928 Black Pine Street, West Jordan, Utah 84088. This facility is being provided to the Company free of charge by Mr. Sosa. Mr. Sosa is providing his own facility free of charge until the company needs additional space to store inventory exceeding 100,000 bottles. Mr. Sosa indicates he has enough room to store 100,000 bottles of Rest EZ product, so no additional room is needed at this time, or in the near future. There are currently no proposed programs for renovations, improvements or developments of the facility currently in use.

Results of Operations

For the three and six months ended September 30, 2025, the Company had gross profit of $0. General and administrative expenses were $0 and $0 for the three and six months ended September 30, 2025, respectively. Interest expense, which consisted of imputed interest on related party loans, was $0 and $0 for the three and six months ended September 30, 2025, respectively. This resulted in the Company generating a net loss of $0 and $0 during the three and six months ended September 30, 2025, respectively.

Liquidity and Capital Resources

For the six months ended September 30, 2025, cash used in operating activities was $0, consisting of our net loss of $0, interest on related party debt of $0, and a increase in accounts payable of $0; compared to cash used in operating activities of $0 consisting of net loss of $0 and imputed interest on related party debt of $0 for the six months ended September 30, 2025. For the six months ended September 30, 2025 and 2024, cash provided by financing activities was $0 and $0, respectively, consisting of proceeds from related party debt for operating expenses.

Plan of Operation

We have established a very strong sales approach; our approach utilizes direct sales through Mr. Carson to our wholesalers and retailers as well as our company’s professional and easy to use web site. Our direct sales will be conducted by Mr. Carson. He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Mr. Carson. In addition, sales will be accomplished through referrals, distribution by our wholesalers, and online marketing at www.restez.net.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2025 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2025.

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

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation for Name Change to Rest EZ (1)
3.3	Amended Articles of Incorporation for Name Change to Rest EZ, Inc. (1)
3.4	Bylaws (1)
3.5	Amended Articles of Incorporation for Reverse Stock Split (2)
3.6	Amended Articles of Incorporation for Issuance of Shares (3)
31.1*	Section 302 Certification
31.2*	Section 302 Certification
32.1*	Section 906 Certification
32.2*	Section 906 Certification
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Previously filed with the Company’s Form S-1 filed with the Securities and Exchange Commission on May 26, 2021.

(2)	Previously filed with the Company’s Form 10-Q for the period ended September 30, 2024, filed with the Securities and Exchange Commission on April 15, 2025.

(3)	Previously filed with the Company’s Form 10-Q for the period ended June 30, 2025, filed with the Securities and Exchange Commission on October 23, 2025.

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