Form 10-K
period 2026-03-31
REST EZ Inc.
filed 2026-08-28
CIK 1733861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

(801) 300-2542

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	RTEZ	OTCIQ

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2026, the last business day of the registrant’s most recently completed fourth quarter, was $250,000.

As of March 31, 2026, there were 60,000,000 shares of the registrant’s common stock outstanding.

i

PART I

Item 1. Description of Business.

The Company was incorporated in the State of Wyoming on October 17, 2016.  Rest EZ, Inc. markets a sleeping aid soft gel capsule to be sold to the public through wholesalers and retailers, as well as online at www.RestEz.net. The Rest EZ Sleep Aid Supplement soft gel capsule is a liquid gel capsule containing soybean oil, Melatonin, gelatin, glycerin, L-glutamic Acid, yellow beeswax, purified water, L-leucine, L-arginine and lecithin. It provides faster rates with up to 100% absorption by the body. The gels are manufactured by an unaffiliated outside provider, Sport Energy.

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

Rest EZ Inc. Inc. has developed a plan to market its soft gel capsule to the public. Rest EZ, Inc. has wholesale distribution, retail, and online sales through our web site www.restez.net.

Overall Strategic Direction

Over the next twelve months, Rest EZ Inc. plans to establish its reputation in the soft gel capsule industry and network in the wholesale and retail markets, thereby attracting new customers. The Company plans to generate and/or obtain new clients through word of mouth, wholesale, retail and Internet. In the soft gel capsule business, as in most similar businesses, word of mouth advertisement is very effective. Once potential clients see our soft gel capsule at various retail or internet and/or community gatherings, the Company is confident that it will be able to attract and/or obtain new clients, based on favorable reception in the retail sector thus far.

The Company aims to form long-term working relationships with wholesalers and retailers throughout the nation.

Manufacturing and Packaging

Rest EZ, Inc. is not and will not be the manufacturer of the soft gel capsule it markets. The gels are manufactured and packaged by an unaffiliated outside provider, Sport Energy, with whom Rest EZ, Inc., has a verbal agreement. The terms of our verbal agreement are as follows: Rest EZ Inc. will provide a Purchase Order to Sport Energy for every manufacturing order; Sport Energy will then send an invoice payable in full prior to delivery of the product.

The capsules will be manufactured and packaged in bulk quantities for sale in anticipation of fulfillment of orders as placed by wholesalers/retailers and on our web site at www.restez.net.

Sales Strategy

The Company has established a strong sales approach: directing sales through Mr. Carson to wholesalers and retailers, along with our professional and easy to use web site. Our direct sales will be conducted by Mr. Carson. He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and product. In addition, sales will be done through referrals, distribution by wholesalers and online marketing.

Over the next twelve months, Rest EZ, Inc. plans to expand its reputation further, add wholesalers, retail chain stores, and increase sales to the public.

The Sleeping Aid Supplement Industry

Competition

There are numerous companies and individuals who are engaged in the sleeping aid supplement business, and such business is intensely competitive. We believe the highly specialized nature of our corporate focus utilizing the sleep aid combined with certain amino acids in a soft gel capsule enables us to be a better long-term partner for our clients than those organized as a traditional sleeping aid supplement company. Our research shows it is difficult to determine the correct way to manufacture this product in a true liquid gel form, as the ingredients tend to break down when mixed with water or any other liquid. Rest EZ, Inc. has found the right combination to make an easy-to-use sleep aid liquid gel capsule that enhances the benefits of taking the Sleep Aid.

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

Customer Base

Rest EZ, Inc., does have an established customer base.

Competitive Advantages

Experienced Management

The Company believes that it has experienced management. Our sole Director and executive officer, Mr. Carson. The Company believes that the knowledge, relationships, reputation and successful track record of its management will help to build and maintain its client base.

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

Employees

Dylan Carson, who is the sole Director, Chief Executive Officer, President, and Principal Executive Officer and Principal Financial Officer of Rest EZ, Inc. There are no other employees in the Company.

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

(A) RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business

If the Company needs additional money and if money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holders. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all our business assets.

Side effects of the product.

-When taken by mouth in high doses, any sleeping aid is possibly unsafe. There is some concern that it could harm kidney, liver, or heart function. However, the connection between high doses and these negative effects has not been proven.

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

It is not known how the side effects could impact our business. We suspect some potential users of the product may decide to forgo purchase of the product, but such people would not be within the target market of the product.

There are many inherent risks and difficulties in introducing a new product to the marketplace.

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

As of March 31, 2026, we had a working capital deficit of $14,400. The Company believes it will have enough capital to sustain business operations for 12 months without any additional capital needed. Mr. Carson has indicated he would be able to fund another $100,000 if the company needs further assistance, but there is always the possibility that the company will need additional sources of financing in the future, as a result, an investment.

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

The Company’s current business operations rely heavily upon our key wholesalers, retailers, and sole officers, directors, and founders.

The Company is heavily dependent upon the key wholesalers, retailers and internet sales of Rest EZ, as well as the expertise and management of our Chief Executive Officer, President, and sole director. The Company’s future performance will depend upon the continued services of our CEO, the loss of which could seriously interrupt the Company’s business operations and negatively impact our ability to fulfill our business plan and carry out existing operations. The Company currently does not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found upon his retirement, resignation, inability to act on our behalf, or death. The Company has no plans of entering into an employment agreement with the CEO.

Our CEO currently devotes approximately 40 hours per week to the affairs of the Company. He will draw a salary of $2,000 per month, after the company is self-sufficient soon.

The company’s future growth may require recruitment of qualified employees.

In the event of our future growth in administration, marketing, and customer support functions, the Company may have to increase the depth and experience of the Company by adding new members. The Company’s future success will depend upon the active participation of its key officer.

Product sales were for several major customers.

Product sales and revenue were from purchases by several major customers. The Company’s dependence thus far, and if continued going forward, on several major customers presents a risk to investors regarding the Company’s viability should all customer stop making major purchases of the products we manufacture.

We may incur significant costs to be a public company to ensure compliance with U.S. corporate governance and accounting requirements, and we should be able to absorb such costs.

We may incur significant costs associated with our public Company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain directors and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

The Company’s operating results are expected to fluctuate in the future based on a number of factors, many of which are not under its control. The Company’s operating expenses primarily include marketing and general administrative expenses that are relatively fixed in the short term. If our revenues are lower than we expect because demand for our product diminishes, or if we experience an increase in defaults among approved advertising applicants, or for any other reasons, we may not be able to quickly return to acceptable revenue levels.

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

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flow and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our controlling security holder may take actions that conflict with your interests.

Mr. Carson beneficially owns approximately 60% of the Company’s capital stock with voting rights. In this case, Mr. Carson will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of the Company’s certificate of incorporation and approval of significant corporate transactions. He will also have significant control over the Company’s management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or in limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

The offering price of the common stock was arbitrarily determined and therefore should not be used as an indicator of the future market price of the securities. Therefore, the offering price bears no relationship to our actual value and may make our shares difficult to sell.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.001 per share for the shares of common stock was arbitrarily determined. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The price bears no relationship to the book value, assets or earnings of our Company or any other recognized criteria of value. The price offered should not be regarded as an indicator of the future market price of the securities.

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

Our common stock is on OTCIQ, which may be subject to restrictions on marketability.

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

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCIQ, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

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

Item 2. Properties.

The Company uses a corporate office located at: 8928 Black Pine Street West Jordan, Utah 84088. This facility is being provided to the Company free of charge by the Company’s CEO. The facility is provided free of charge until the company needs additional space to store inventory of over 100,000 bottles. The Company does not currently require storage space for inventory over 100,000 bottles. There are currently no proposed programs for renovations, improvements or developments of the facility currently in use.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Holders

As of March 31, 2026, 60,000,000 shares of our common stock were issued and outstanding and held by 82 holders of record.

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

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our CEO Mr. Carson is able to raise any amount of necessary cash needed sustain anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services and different food trends,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics and environmental weather conditions.

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

Background

We were incorporated in the State of Wyoming on October 17, 2016, under the name of Amazing Ventures, Inc. Our articles of incorporation were amended on February 12, 2018, to change our name to Rest EZ, Inc.

Rest EZ, Inc. is in full production with product distribution to wholesalers and retailers as well as being available online at www.RestEz.net. Rest EZ Inc. has one sleep liquid gel capsule (named Rest EZ Sleep Aid Supplement).

General Introduction

Rest EZ, Inc. is currently in full production with full product distribution to wholesalers and retailers as well as online at www.RestEz.net. Rest EZ Inc. has commenced its major operations by having one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Rest EZ, Inc. The Company is presently marketing the Rest EZ Sleep Aid Supplement to wholesalers, retailers, and online at www.RestEz.net. Rest EZ, Inc. is considered a Full Production and Full Distribution stage company because it has commenced all major operations with outside wholesalers and retailers and has sold 33,235 bottles for $284,443 in total sales through March 31, 2026.

The product is a liquid gel capsule containing soybean oil, gelatin, valerian root, rosehips extract, purified water, yellow beeswax, L-Theanine, L-Threonine, lecithin, St. John’s Wort extract, lemon balm leaf extract, niacin and melatonin. The product is to be taken orally, preferably with water, at bedtime. Upon digestion the product is absorbed within the bloodstream, ultimately providing the user with an enhanced ability to sleep. One serving is two capsules per day. Intended customers are adults (persons over 18 years of age) who have trouble with sleeping.

Beyond the general FDA requirement that every dietary supplement be labeled as such, either with the term “dietary supplement” or with a term that substitutes a description of the product’s dietary ingredient(s) for the word “dietary” (e.g., “herbal supplement” or “calcium supplement”), and the FDA’s safety monitoring responsibilities for dietary supplement firms once a dietary supplement is on the market, there are no additional FDA requirements specific to this product, and federal law does not require dietary supplements to be proven safe to FDA’s satisfaction before they are marketed. Rest EZ Inc. has not sent the product to the FDA for approval because it is not required, and because it would be a lengthy and costly process to have this product FDA approved when not required.

The liquid gel capsules are manufactured by Sport Energy, who adheres to very strict guidelines placed upon them by all agencies with whom they work. Sport Energy indicated they may use other outside sources to produce our product but has verbally indicated that all their ingredients used in any consumable products are very closely monitored. The manufacturer is registered as a Good Manufacturing Practices (GMP) company with NSF’s Dietary Supplement Certification program and the Natural Products Association (NPA), a status they have held for many years. Manufacturing the capsules is complete, although manufacturing of the capsules will be ongoing as supply and demand dictates.

Rest EZ Inc. has nothing proprietary about their product. Currently, Rest EZ, Inc., has no intellectual properties in connection with the capsules. However, we believe our product is superior to that of the competition due to the product being in a soft gel form, avoiding substantial product breakdown before digestion as happens with many competitors’ products.

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

Initial Sales Strategy

We have established a very strong sales approach; our approach utilizes direct sales through Mr. Carson to our wholesalers and retailers as well as our company’s professional and easy to use web site. Our direct sales will be conducted by Mr. Carson He will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Mr. Carson in the past several months. In addition, sales will be made with referrals, distribution by our wholesalers and online marketing at www.RestEz.net

Description of Property

The Company uses a corporate office located at: 8928 Black Pine Street West Jordan Utah 84088. Mr. Carsons inventory of over 100,000 bottles. Mr. Carson indicates he has enough room to store 100,000 bottles of Rest EZ product, so no additional room is needed at this time, or soon. There are currently no proposed programs for renovations, improvements or developments of the facility currently in use.

Results of Operations

During the year ended March 31, 2026, the Company generated a total sale of $0 with a cost of sales of $0; compared to sales of $0, with cost of sales of $0 during the year ended March 31, 2025. Selling, general and administrative costs were $14,700 and $7,900 for the years ended March 31, 2026, and 2025, respectively. During the year ended March 31, 2026, the Company recorded a provision for income taxes in the amount of $0 compared to $0 during the prior year. The company recorded a net loss of $14,700 during the year ending March 31, 2026, compared to net loss of $7,900 during the year ended March 31, 2025.

Liquidity and Capital Resources

For the year ended March 31, 2026, cash used in operating activities was $3,556, compared to cash used in operating activities of $44,705 for the year ended March 31, 2025. For the year ended March 31, 2026, cash provided by financing activities was $0. Cash provided by financing activities for the year ended March 31, 2025, was $45,005.

Plan of Operation

We have established a very strong sales approach; our approach utilizes direct sales through Mr. Carson to our wholesalers and retailers as well as our company’s professional and easy to use web site. Our direct sales will be conducted by Mr. Carson. He will market the product to wholesalers nationally, to retail chain stores and distributors worldwide. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Mr. Carson in the past several months. In addition, sales will be made with referrals, distribution by our wholesalers and online marketing at www.restez.net

Over the next twelve months, Rest EZ Inc. plans to build out its reputation further, and expand to additional wholesalers, retail chain stores, as well as expand sales to the public.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

Going Concern Considerations

The accompanying financial states have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 regarding the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Rest EZ Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rest EZ Inc. (the “Company”) as of March 31, 2026, and 2025 and the related statements of operations, statement of cash flows and changes in stockholders’ equity, ended March 31, 2026, and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and 2025 and the results of its operations and its cash flows for to the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $347,664 and a negative cash flow from operations amounting to $14,700 for the period ended March 31, 2026. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

There is no Critical Audit Matters exist as of March 31, 2026

/s/ DylanFloyd Accounting & Consulting

We have served as the Company’s auditor since 2023.

Newhall, California

July 18, 2026

Rest EZ Inc.

BALANCE SHEETS

	March 31,	March 31,
	2026	2025
ASSETS
Current assets
Cash	$3,856	$300
Accounts Receivable – Related Party	-	-
Inventory	-	-
Total Current Assets	3,856	300

Total Assets	3,856	300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	-	-
Income taxes payable	-	-
Loan from related party	18,256	-
Total current liabilities	18,256	-

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,000,000 shares issued and outstanding as of March 31, 2026, and 27,537,033 shares issued and outstanding as of 2025	60,000	27,537
Additional paid-in capital	258,864	258,864
Retained earnings	(333,264)	(286,101)
Total stockholders’ equity	(14,400)	300

Total liabilities and stockholders’ equity	$3,856	$300

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2026	2025

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative	14,700	7,900
Impairment of vendor deposit	-	-

Total operating expenses	14,700	7,900

Net operating income (loss)	(14,700)	(7,900)

Other income (expense):
Interest expense
Total other expense

Income (loss) before provision for income taxes

Provision for income taxes	-	-

Net income (loss)	$(14,700)	$(7,900)

Net income (loss) per share - basic	$0	$0

Net income (loss) per share - diluted	$0	$0

Weighted average shares outstanding - basic	60,000,000	27,537,033

Weighted average shares outstanding - diluted	60,000,000	27,537,033

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,700)	$(7,900)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income Tax Payable	-	(41,687)
Impairment of vendor deposit	-	-

Changes in assets and liabilities:
Accounts Receivable – Related Party	-	13,500
Inventory	-	-
Accounts payable	-	(430)
Due to related parties	18,256	(8,188)
Net cash used in operating activities	3,556	(44,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	-	-
Opening Balance Equity	-	41,687
Common Stock	32,463	1,627
Additional Paid-in Capital	-	-
Retained Earnings	(32,463)	1,691
Net cash provided by financing activities	-	45,005

Net decrease in cash and cash equivalents	3,556	300

Cash and cash equivalents at beginning of period	300	-

Cash and cash equivalents at end of period	$3,856	$300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
None.

See notes to consolidated financial statements.

Rest EZ Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2023	20,000,000	$20,000	$121,589	$(312,153)	$(170,564)
Adjustment	-	5,910	137,275	9,960	153,145
Net income (loss) for the year ended March 31, 2024	-	-	-	(19,386)	(19,386)
Balance, March 31, 2024	20,000,000	$25,910	$258,864	$(321,579)	$(36,805)
Balance, March 31, 2024	20,000,000	$25,910	$258,864	$(321,579)	$(36,805)
Adjustment	7,537,033	1,627	-	43,378	45,005
Net income (loss) for the year ended March 31, 2025	-	-	-	(7,900)	(7,900)
Balance, March 31, 2025	27,537,033	$27,537	$258,864	$(286,101)	$300

Balance, March 31, 2025	27,537,033	$27,537	$258,864	$(286,101)	$300
Adjustment	32,462,967	32,463	-	(32,463)	-
Net income (loss) for the year ended March 31, 2026	-	-	-	(14,700)	(14,700)
Balance, March 31, 2026	60,000,000	$60,000	$258,864	$(333,264)	$(14,400)

See notes to consolidated financial statements.

Rest EZ Inc.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

Level 1 -	Unadjusted quoted prices in active markets are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. On March 31, 2026, and 2025 there were no dilutive securities excluded from the calculation of fully diluted loss per share because the effect would have been anti-dilutive.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. For the financial statements, cash includes cash in banks. Cash was $,8563 and $300 as of March 31, 2026, and 2025, respectively. There were no cash equivalents as of March 31, 2026, and 2025. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances up to $250,000. On March 31, 2026, and 2025, cash more than the insured amount was $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and deposits on inventory. The Company places its cash in quality financial institutions; at times, such investments may be more than applicable government mandated insurance limit. During the year March 31, 2026, zero customers accounted for 100% of the Company’s total sales.

Stock-Based Compensation

As of March 31, 2026, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2026, or 2025.

Revenue Recognition

The Company recognizes revenue from product sales upon product delivery. All our products are shipped through a third-party fulfillment center to the customer, and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues. Deferred revenue recorded on the balance sheet represents payments received by the Company in advance of the product being delivered.

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

Revenue for the year ended March 31, 2026, is $0 as compared to $0 revenue for the year ended March 31, 2025.

Inventories

Inventories are stated at the lower cost or net realizable value, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. There are no known commitments or contingencies as of March 31, 2026, and 2025.

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

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ending March 31, 2026, the Company had a net loss of $14,700. As of March 31, 2026, the Company had a working capital deficit of $14,400 and an accumulated deficit of $333,264. The Company’s sales have all been from one customer. Without additional capital and without increasing its customer base, the Company may not be able to remain in business.

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

Note 4. Deposits

The Company deposits funds with its supplier in advance of inventory purchases. During the year ended March 31, 2026, the Company has $0 inventory as compared to the previous year March 31, 2025, the Company impaired the vendor deposit in the amount of $0 on inventory. The inventory is in partial production; however, the manufacturer is waiting for an ingredient that has not been available and may not become available. The Company impaired the deposit amount because it is unsure whether the inventory will be received. Because the inventory is in partial production, the Company is unable to obtain a refund of the deposit amount. The amount of outstanding deposits at March 31, 2026, and 2025 were $0 and $0, respectively.

Note 5. Inventory

Inventory consists of one product, a liquid gel capsule named Rest EZ Sleep Aid Supplement, manufactured by an unaffiliated outside provider. At March 31, 2026, and 2025, inventory consisted of the following:

	March 31, 2026	March 31, 2025
Finished Goods Inventory	$0	$0

Note 6. Loan from Related Party

As of March 31, 2026, Dylan Carson, the President and shareholder of the Company, had loaned the Company the amount of $18,256. During the year ended March 31, 2026, the Company has an outstanding loan that amounts to $18,256.

Note 7. Stockholders’ Equity

The Company has 100,000,000 authorized shares of common stock with $0.001 par value. As of March 31, 2026, there were 60,000,000 shares of common stock outstanding and in 2025, there were 27,537,033 shares of common stock outstanding.

On May 26, 2021, the Company filed Form S-1 with the Securities Exchange Commission to register the Company’s currently outstanding 27,537,033 shares of common stock. This registration statement became effective on July 19, 2021.

Note 8. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended March 31, 2026, and 2025.

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

The components of the income tax provision include:

	Year ended March 31,
	2026	2025
Net income (loss)	(14,700)	(7,900)
Effective tax rate	26%	26%
Tax at statutory rate	(3,822)	(2,054)
Change in valuation allowance	3,822	2,054
Provision for income tax	-	-

On March 31, 2026, and 2025, the Company had a net operating loss carryforward in the amount of $333,264 and $286,101, respectively. The Company has recorded a liability for income taxes payable in the amount of $0.

Note 9. Related Party Transactions

The Company uses a corporate office located at: 8928 Black Pine Street West Jordan Utah 84088. This facility is being provided to the Company free of charge by the Company’s CEO.

See notes 6 and 7 for disclosure of additional related party transactions.

Note 10. Subsequent Events

The Company has evaluated events occurring after March 31, 2026, through the date these financial statements were issued and noted no items requiring disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management previously identified a control deficiency regarding the integration of two acquisitions in 2018 and as a result management had previously concluded our internal control over financial reporting was ineffective at the reasonable assurance level. The material weakness with the Company’s internal control is the lack of segregation of duties due to the Company’s small size. As the Company grows, management will hire additional staff in order to address this weakness.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some people, by collusion of two or more people or by management overriding of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our executive officers and directors for the period ending 03/31/26.

Name	Age	Positions
Dylan Carson	34	Chief Executive Officer, President, and Director

Dylan Carson, CEO, President, and sole director, founded Rest EZ, Inc. in 2016 as President and CEO, to provide his professional experience and expertise gained over the past 8 years, in the supplement industry. Mr. Carson is considered a professional in his field; he has been associated with some of the most recognized companies in the natural supplements industry involved in health and fitness.

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

Independent Director

Our Board of Directors formerly and during the period of this reporting ending 03/31/26 consisted of only Dylan Carson. We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprised of independent directors. We do not have independent directors currently.

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

Item 11. Executive Compensation.

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officer below. The following table summarizes all compensation for the years ended March 31, 2026, and 2025.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Total Compensation
Dylan Carson	2026	$-	$-	$-
Brandon Sosa, up through 03/31/2025	2025	$-	$-	$-
CEO, President, CFO, and Secretary	2024	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 31, 2026, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)
GLOBAL DISTRIBUTING INC	17,462,967	29.105%
Brandon Sosa	15,012,000	25.02%
Dylan Carson	15,000,000	25.00%

(1)	Applicable percentages are based on 60,000,000 shares of common stock outstanding as of March 31, 2026. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that everyone or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

(2)	Mr. Carson is our Chief Executive Officer and sole director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended March 31, 2026, and 2025, the Company’s CEO contributed capital from the sale of stock and provided cash advances to the Company, for operations purposes. The Company uses a corporate office located at: 8928 Black Pine Street West Jordan Utah 84088. This facility is provided to the Company free of charge by the Company’s CEO.

Item 14. Principal Accountant Fees and Services.

DylanFloyd Accounting & Consulting served as our independent auditors for the fiscal year ending March 31, 2026.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	March 31,	March 31,
	2026	2025
Audit fees	$17,000	$7,000
Tax fees	-	-
Review fees	-	-
Total fees paid or accrued to our principal accountant	$17,000	$7,000

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial Statements

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation for Name Change to Rest EZ
3.3*	Amended Articles of Incorporation for Name Change to Rest EZ, Inc.
3.4*	Bylaws
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
97.1	Compensation Recovery (clawback) Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base
101.DEF	Inline XBRL Taxonomy Extension Definitions Link base
101.LAB	Inline XBRL Taxonomy Extension Label Link base
101.PRE	Inline XBRL Taxonomy Extension Presentation Link base
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed with the Company’s Form S-1 filed with the Securities and Exchange Commission on May 26, 2021.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rest EZ, Inc.

Date: August 27, 2026	By:	/s/ Dylan Carson
Dylan Carson
President, Chief Executive Officer (Principal Executive Officer)

Date: August 27, 2026	By:	/s/ Dylan Carson
Dylan Carson
Chief Financial Officer (Principal Financial and Accounting Officer)